Form 10-K
period 1999-01-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2000-07-11
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1999

Commission File No. 0-29625

INTERNATIONAL THERMAL PACKAGING, INC.

A California Corporation  EIN: 95-4029019

6730 San Fernando Road
Glendale, CA 91201 (818-637-8572)

Securities to be registered under Section 12(g) of the Act:

$ 0.001 Par Value Common Shares

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant: There is no current market for the Registrant's common stock.

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of January 31, 1999 was 15,853,549 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) 	International Thermal Packaging, Inc. ("ITP") is
primarily a research and development company that has concentrated its efforts on the development and exploitation of self-cooling and self-heating technologies for the food and beverage industry.

  In August, 1992, Charles Yeiser replaced Dennis Thomas as President and CEO of ITP. ITP continued its development efforts for a few months, but Yeiser was unable to continue
ITP's R&D or business operations.

  At the end of FY 1993 (1/31/93), the Company had two contractual matters pending, one with Jantar Corporation, renamed ITP Thermal Packaging, Inc., a Canada corporation
(ITP Canada), and one with Florida Thermal Packaging, Inc.
(FTP). ITP Canada, a former licensee of ITP, had entered into a settlement agreement with ITP. The settlement agreement had been modified several times, but ITP Canada failed to provide the promised consideration or to perform. FTP was still a licensee of ITP, but had also failed to make certain payments and comply with other provisions of its license agreement.

  By early 1993, Yeiser closed the company's offices and terminated all of its employees. From early 1993 through early 1997, the company was essentially dormant.

  In March, 1997, a meeting of our shareholders was held, and Dennis Thomas was elected President and CEO. Under Mr. Thomas's direction, we began business operations after 4 years of virtual inactivity. We filed all of our back federal and state tax returns, which had not been filed from 1993 to 1996. We were restored to active, non-delinquent status with the State of California. Mr. Thomas addressed our product development and marketing plans.

  Under Mr. Thomas, the Company also had to address issues created by the Company's earlier product development and marketing plans, and by the contractual matters pending at the end of FY 1993.

  We determined that ITP Canada had never performed or provided any consideration, and deemed the contract with ITP Canada void for lack of performance and failure of consideration. We tried to contact former president Yeiser and FTP to determine whether FTP had continued to perform under its license agreement. Neither Yeiser nor FTP would communicate with new management. We could not find any indication that FTP had performed under its license agreement or had continued to act as a licensee.

  In July, 1997 we contracted with Futech Corp. ("Futech") as a strategic business partner. Futech agreed to take on marketing responsibilities, while we focused on technical issues. Under the Futech agreement, Futech received the exclusive worldwide right to sublicense sales territories and grant manufacturing rights involving our technology. Under this agreement we receive a percentage of both initial license fees and subsequent royalty payments received by Futech.

  During the second half of 1997, Mr. Thomas revisited our concepts and technology which we had developed between 1988 and 1991. The most important review was of the self-cooling technology for beverage containers, due to its great potential market. The basic concepts of physics and chemistry embodied in our old technology remained valid and served as the basis for products with tremendous market potential.

 	Our old technology and patents had certain flaws and limitations. Mr. Thomas determined that a two-pronged approach would be necessary for us to develop commercially viable self-cooling beverage containers. We needed:
	1) to develop new self-cooling technology and patents, including new and different approaches to many of the issues presented by a self-cooling device; and
	2) to enlist outside technical resources. Outside resources were needed due to the sophisticated and complex nature of many of the issues involved in reducing our original concepts to practical applications. These applications required more technical expertise and more specialized testing and prototyping equipment than we had in the past or would be able to obtain in house at a reasonable cost.

  In late 1997, Mr. Thomas contacted the National
Renewable Energy Laboratory ("NREL"), a research laboratory in Golden, Colorado, which is part of the United States Department of Energy. Mr. Thomas knew that NREL had a number of scientists and engineers who had specialized expertise in several areas critical to the development of a self-cooling beverage can insert. In early 1998, NREL contracted with us to undertake further development of the self-cooling concepts and development of new technology and approaches which would lead to a commercially viable product.

  During 1998, NREL made significant advances in the self-cooling technology and expanded the knowledge base on which to continue further development.

  In November, 1998, we were sued by Tempra Technology, Inc., a former licensee, known as Florida Thermal Packaging, Inc. when it was an ITP licensee. In December, 1998, we responded and counterclaimed against both Tempra and Charles Yeiser, ITP's former president. At the end of FY 1999, the action was pending. (See next section, discussing business during FY 2000, for a discussion of the resolution of the litigation.)


GENERAL DESCRIPTION OF BUSINESS DURING FY 1999 AND
SUBSEQUENT EVENTS.


 	During the fiscal year ended January 31, 1999
And subsequently we worked to commercialize our self-cooling technology and advance our self-heating technology while concentrating on our core capabilities - technical expertise and product development. Under the ITP-Futech agreement, we are relying on Futech to market the technologies. Our primary business operations consist of continued research and development, working with outside engineers and internationally recognized research laboratories to commercialize the technology, and providing technical support to Futech's marketing. Futech is currently in discussion with major companies around the world for sublicenses.

		The marketing strategy is to generate
royalties from the technologies through territorial license agreements of two types -- sales rights and manufacturing rights. In major markets, the license agreements are expected to be with can manufacturers, beverage companies, and food companies. In smaller markets, the license agreements may be with companies that are suppliers to the can industry or food and beverage industry.

 	Production rights and sales rights are being licensed separately, although the same licensee may hold both production and sales rights in a given territory.
Similarly, self-cooling and self-heating rights may be licensed either separately or together. For each license, an initial license fee payment is required, in addition to royalty payments. ITP and Futech each participate in both the initial license fees and the royalties. The initial license fee is non-refundable. Due to the size of the United States market, as compared to foreign countries, there are no present plans to grant exclusive licenses for any United States rights, but rather to grant a number of non-exclusive manufacturing and sales licenses.


 	Typical screening criteria for licensees require that they be companies in the food processing or packaging industries with technical and financial resources and market position. Potential licensees must demonstrate a commitment to achieving rapid introduction of the licensed products technology into the marketplace and possess a high degree of expertise and skill in the business of distributing and marketing the licensed products. Furthermore, manufacturing licensees must demonstrate the expertise and capability to manufacture self-cooling and/or self-heating devices in large quantities.

 	The criteria for licensees generally include a verified net worth of $10 million, ties to the food/beverage packaging industry, and existing marketing and/or manufacturing capabilities. Under the licensee performance criteria, we retain the right to approve Futech's sublicensing agreements.

 	One of the objectives of the Futech-ITP marketing program is to complete current option/license agreements and negotiations with U.S. and international companies interested in the self-cooling and self-heating technology, and to initiate and complete additional agreements. The anticipated revenue from licensing fees for the current fiscal year is discussed below under finances.

 	The Company's long-term goal is to be the industry leader in the development of self-cooling and self-heating devices and applications, for the food industry, and later for other industries. Furthermore, we intend to pursue an aggressive program of continuing product research and development to ensure that the Company's technology remains on the "leading edge."

  During the fiscal year ended 1/31/2000, we continued to work on research and development related to a self-cooling can beverage. We continued to work with NREL. In mid-1999, an additional research laboratory was added to the development team. This organization known as Battelle Institute, is a large, not-for-profit consulting firm which is one of the companies that administers NREL for the U.S. Department of Energy. Battelle contracted with us to design and assist in the design of commercially viable self-cooling beverage can devices.

	In May, 1999, Futech signed a sublicense with a distributor for the sales rights to Canada. In June, 1999, Futech signed a sublicense with a can manufacturing company for the sales rights and manufacturing rights to Western
Europe and selected adjacent countries.

  In October, 1999, the lawsuit involving ITP, Tempra and Yeiser was settled. The terms of the settlement agreement are confidential. While details may not be disclosed, it is pertinent to our future business that the ITP-Futech relationship remains undisturbed, and no outside entity has any claims on any of our existing technical developments, from 1997 to the present and in the future.

  In November, 1999 ITP and Futech began negotiations with TLMM, a consulting group, to work out an agreement under which ITP and Futech would be merged into a new company and TLMM would take responsibility for a high dollar volume initial public offering by the new company. The prospective agreement was close to finalization at the end of FY 2000. Under the prospective agreement, the ITP-Futech agreement would be superseded and the marketing and research and development activites of Futech, ITP and TLMM would be coordinated by a committee including representatives of all three companies.

  We have not been involved in any reorganization, merger or bankruptcy. We do not anticipate any material acquisition of plant, equipment or capacity thereof in the upcoming fiscal year.

  There are no anticipated material changes in number of employees in various departments such as research and development, production sales or administration. The company anticipates adding one to three employees at the corporate management level, to deal with corporate matters related to the planning and implementation of a public offering of the company's stock and the exploitation of new technology under development.

 	Our financial information is presented in the audited Financial statements filed with this report. There has been no change to the internal structure of the company that has an impact on financial reporting of the company's business.

 	We are currently a development stage enterprise with limited operating results to date. The primary source of revenue is expected to be from licensing and sublicensing agreements, pertaining primarily to our self-cooling technology. Ordinarily, we and our licensee, Futech, require an initial payment with licensing and sublicensing agreements. Subsequent payments from licensees and licensees are on royalties from product sales. Revenue has been realized from initial licensing fees payable by Futech. Revenue has also been realized from our share of initial sublicensing fees payable through Futech.


 	During the fiscal years ended 1/31/1998 and 1/31/1999, we had no operating revenues. Operating capital was raised through sale of stock in a private placement.

THE BEVERAGE INDUSTRY MARKET

		Our self-cooling technology represents an extraordinary technological advancement that creates tremendous opportunities within the worldwide beverage industry. The device promises not only added convenience for the consumer but also provides a basis for developing entirely new market segments and changing certain distribution channels.

		The major segments of the beverage industry are soft drinks, beer and ale, fruit juice and drinks, bottled water, wine, and spirits. The profitability for each segment in the beverage market depends heavily on the packaging. How easily and profitably the technology can be adapted to the product packaging will reflect our impact on the market. We are exploring all segments of the beverage market since each segment holds unique requirements for implementing the self-chilling technology in existing packages.

		Since soft drinks and beer dominate the packaged beverage market, these segments currently offer the greatest opportunity for the application of our cooling technology. According to the 1996 Beverage Directory, 52.2 billion dollars retail of beer were consumed in the U. S. in 1996.
This figure translates into 22.1 gallons of beer per person. Even more staggering is the fact that more than 13 billion gallons of soft drinks or 53.4 gallons per person were consumed in the U.S. in 1996.

 	We anticipate large and rapidly growing markets in the domestic and international markets for beer and soft drinks in self-cooling containers. Manufacturers and retailers who market canned beer and soda with the self-cooling device can expect growth in their own sales due to the convenience of having "the drink that chills itself." Retailers will also appreciate having to make less capital expenditures on equipment to chill the beverages.

		A variety of packaging materials and technologies are currently used within the beverage industry. These include cans, returnable and non-returnable glass bottles, plastic bottles, cardboard containers, and bulk containers. The use of cans is growing and now accounts for approximately 45% of soft drink sales and 67% of beer sales in the U.S. market.

		There are several value added elements in the beverage industry including beverage manufacturing, bottling, distribution, cooling, and service. Currently, the cooling step is performed in conjunction with the service phase and, consequently, the cooling profits accrue to retailers. The consumer will pay the convenience store owner more than a few more cents just for keeping their beverages chilled. We intend to capitalize on the consumer's preference for chilled beverages and position ourself to obtain royalties as canners and beverage manufacturers obtain cooling profits.

		Beverages are presently marketed through many different distribution channels around the world. These channels include restaurants and bars selling from bulk packages, retail food/beverage stores such as supermarkets and liquor stores, convenience stores, discount merchants, vending machines, and caterers and street vendors.

		The cooling profits are obviously greater for caterers, street vendors, and vending machines where the product is chilled and ready for direct consumption. In contrast, a regular grocery store that has hundreds of six-packs sitting on its shelves at room temperature will not be earning cooling profits. In addition to expanding the channels which normally earn cooling profits and obtaining royalties for doing so, we are seeking to add such profits to distribution channels like supermarkets and retail stores. While our self-cooling unit does add a significant cost to a canned beverage, this incremental increase would be more than offset by the increase in consumer convenience and the elimination of downstream refrigeration costs. It currently costs a $.01/day to keep a can cool in a vending machine.

		The market dimensions of the beverage industry are staggering. The number one product sold in the world is a Coke! In the U. S., annual per capita consumption of all types of beverages exceeds 56 gallons and has been projected to rise to 60 gallons by the end of the 1990s. Packaged soft drinks and beer account for approximately 70% of all beverage consumption, including water. In 1996, 61.2 billion beverage cans and 31.4 billion beer cans were shipped.

		In the U. S., sales of packaged beverages continue to increase both on a per capita basis and in absolute terms albeit at a somewhat slower pace than in the past. The U. S.
market is generally presumed to have matured far more than worldwide markets and suggests that the potential for future worldwide growth is substantial.

 	While a number of different shapes and sizes of packages have been introduced, the 12 oz. can and bottle are the most prevalent. Multipacking and repackaging done in greater quantities has continued to help the growth of the can. The Can Manufacturers Institute has concluded that multipacks can particularly influence sales in convenience stores which have traditionally been a single can market.

		In addition to the continued growth in per capita consumption rates, the anticipated increase in recycling pressures suggests that the can segment will experience a substantially greater rate of growth. Aluminum can recycling rates in the U.S. have increased to 60%. The Can
Manufacturers Institute is aiming for 75% nationwide recycling by year end 1998. Legislation against non-recyclable cans and bottles continues to be an important issue in beverage packaging. Cans are an attractive form of packaging for a number of other reasons besides recycling:

		1) Cans are easier to carry than bottles and are not breakable.
		2) Cans are perceived by the consumer to be safe and free from contamination.
  3) While bottles and cans earn about the same gross margins, cans are much easier for retailers and wholesalers to handle and store. Because of their stackability and compact shape, cans are more cube efficient.
When compared to 12 oz. non-returnable beer bottles, cans are 48% more cube efficient and a full l00% more efficient in comparison to 12 oz. bottles.
 	4) Cans chill faster, thus smaller inventories can be kept in coolers.
  5) Bottlers can run cans at a faster rate than glass bottles which also require more packaging.

		The introduction of self-cooling containers will have wide ranging implications for the beverage industry. The beverage market will expand in areas where cooling facilities are not currently available. Self-cooling cans will become a major new market segment expanding cans' share of the market in comparison to bottles. Manufacturers and bottlers will be able to contribute a greater percentage of the value added element thereby increasing profit margins. There will also be tremendous shifts in distribution patterns.

		Fountain distribution, which accounts for more than 30% of drink sales, is likely to experience some significant changes. Fountain sales include restaurants, bars, convenience stores, and entertainment events. Of these areas, self-cooling cans could potentially affect convenience store fountain sales the most. With self-cooling available, travelers and commuters may be inclined to keep self-cooling beverages in their vehicles, thereby eliminating the need for a stop at a convenience store. This added convenience could lead to greater rates of consumption as well.

		Vending machine sales could also be affected. Currently, one out of every eight soft drinks in the U.S. is sold through a vending machine. Right now, beer does not share the convenience of vending machines. With our self-cooling device the consumer would be able to enjoy a cold beer on the nineteenth hole.

		In addition, large stadium events such as concerts, football, and baseball games could utilize the self-cooling can. Vendors could carry more products and reduce labor costs by eliminating the need for people to fill rows and rows of beverage cups with beer or ice and soda.


THE FOOD INDUSTRY MARKET

		Our self-heating technology is not as close to commercial production as our self-cooling technology, and is not presently under as intensive development. Nevertheless, the self-heating technology offers various opportunities within the worldwide food industries. In addition to added consumer convenience, the heating technology promises broader markets for convenience foods and opportunities for food manufacturers to increase their share of the value added element in the food processing and distribution chain.

The food industry is composed of many segments, but the important segments for our technology are those which cater to the consumers' desire for convenience and require some level of heating. The prepared convenience food segment includes shelf-stable, refrigerated, and frozen items.
Because of its portability, safety, and ease of use, self-heating adds an entirely new dimension to the convenience food market.

		Our self-heating technology enables efficient heating of a wide variety of convenience foods due to its variable heating capabilities. By changing the mix of components, devices using the technology can be engineered to warm everything from canned soup to pizza. Hence, prepared and microwaveable foods represent a very large potential market for this technology.

		One of the most important developments in convenience foods in the last decade was the growth in upscale single-serving dinner entrees. A packaging magazine survey found nearly half of those surveyed consumed meals in single serving containers at least once a week. As an example, the Japanese single-serving noodle market, just one small market niche, is $700 million/year and growing.

  The newest and probably fastest growing segment of the convenience food segment is shelf-stable products. These foods are precooked then vacuum-sealed in a process similar to canning meat. Shelf-stable foods stay fresh for up to 18 months, freeing up valuable freezer space in grocery and convenience stores. The demand for shelf-stable food containers is projected to grow nearly 50% annually, reaching over 1.2 billion food containers by the mid-1990's and accounting for almost 30% of the microwaveable container

		The major use of microwaveable containers within this segment will be for specialty entrees, soups, and side dishes, which offer convenience, easy storage, and portability.

		Another important segment of the convenience food industry is chilled foods. These products are refrigerated, partially or completely prepared dishes that have a limited shelf life. Chilled products are now widely distributed in Europe and are becoming more prevalent in the U.S. The domestic chilled goods market, which is currently European-driven, is also expected to grow as American consumers also demand fresher convenience foods. While the chilled foods market is smaller than other segments, this segment does represent a significant market for our heating device; by combining the device with fresh, refrigerated, prepared food, a product could be offered that would compete directly with carry-out or fast foods.

		The major issues of this segment are the consumer safety risks involved and the accurate temperature controls required throughout the entire distribution chain before any product can be placed in large scale distribution. Institutional end-uses such as in-store delis, which will not require the long shipping distances or extended shelf-life, might also capture a major portion of the refrigerated market. We can capitalize on this market segment by expanding food options available in vending machines. A college student, for example, could buy a chilled lasagna instead of a sandwich from a vending machine.

		With self-heating technology in place, the lasagna could be packaged in a self heating container that would not require an outside heating source. The student could simply pull the strip and dine in a matter of minutes!

		Currently, the demand for microwaveable containers in general exceeds $700 million/yr. and is projected to grow steadily as consumers continue to demand convenience in every respect of meal preparation. Microwaveable containers are currently fashioned out of a number of different substances and vary widely in cost. Carry-out and delivered foods represent a large market potential for self-heating technology. The fast-food industry now exceeds $60 billion in the U. S. and is experiencing rapid growth worldwide. The fast-food industry spends $1.4 billion/year on polystyrene packaging alone.

		Presently, there is no efficient way to maintain the temperature of carry-out foods to ensure maximum enjoyment by the consumer. Traditionally, these fast foods have been sold in packages that serve very little use in controlling the temperature of hot food.

		Restaurants delivering food have a more critical concern about temperature maintenance. Pizza delivery, for example, is near a 2 billion dollar business in the U. S. By configuring a self-heating package to maintain relatively low levels of heat over a long period of time, we can offer a low-cost solution to the problem.

		Stadium events could also use warming devices to keep vendors' food items warm for a longer period of time. An alternative use by the stadium and arena vendors would be to sell refrigerated foods with our heating packs that could be warmed up at any time during the course of the event. This would eliminate large lines for hot beverages and food items during half-time and intermissions.

		Our heating and cooling devices could be employed in a number of applications from catering to airline food service to school cafeterias. The airline food service industry alone represents a very large profit potential. Less food preparation and handling by flight attendants would be required. Furthermore, traditional heating equipment could be eliminated, thus saving valuable space that could be converted to extra passenger space or used for increased passenger comfort. With respect to school cafeterias, most of the same advantages can be seen. Implementation of the heating and cooling devices would reduce food preparation and handling, personnel requirements would be streamlined.



PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

	During FY 1998 and FY 1999, we had no operating revenues. Operating capital was raised through a private placement.

STATUS OF PRODUCTS IN PLANNING AND PROTOTYPE STAGES

		The technology which we are working on to make commercially viable provides for a drop-in unit which is activated by a decrease in the internal pressure inside a can when the can is opened. The presently used beverage can, lid, and filling line do not have to be modified for the device to be employed. This feature is in stark contrast to other processes which require extensive can modification. Another important feature of the ITP device is its environmentally friendly ingredients. All ingredients employed in the ITP device can be recycled or discarded without environmental damage.

  When the top of the can pops, a process takes place inside the self-cooling device to lower the temperature of the beverage. The process is isolated both from the beverage and the environment. Effectively, water is rapidly evaporated, and the vapor is absorbed. The process creates a cooling effect that causes heat to be transferred from the beverage into the device, where it is isolated from the beverage, leaving the beverage at a desirable temperature.

  Our self-cooling technology features several critical design criteria. Understandably, the product has to be easy to use. For maximum user convenience, the device needs to be fully incorporated into the can design, not an add-on. The device has to be space efficient for easy handling and transport, and the unit cost should be low enough to make the device attractive to a large segment of the market. All components need to be strictly nontoxic to preclude any possible contamination of the beverage even in the event of catastrophic failure of the can or cooling device. Furthermore, the device should also be fabricated from materials which are readily recyclable and completely environmentally safe. Finally, to be cost effective, the device has to be designed to be compatible with existing containers, so that container modification is not necessary.

  Our self-cooling can technology is currently in the early prototype stage. Additional engineering is necessary to enable the manufacturing of commercially viable products.

  Issues regarding the source and availability of raw materials are inapplicable because the Company does not manufacture products. Materials needed for production of devices using our technology are expected to be readily available.

PATENTS AND PATENT APPLICATIONS

 	During the fiscal year ended 1/31/2000, we filed patent applications, which reflect new technical developments made from 1997-1999. We expect to file additional patent applications during the coming fiscal year. Our unpatented technical developments over the past 12 months are currently protected as trade secrets and will be incorporated into patent applications as the developments mature into working models. The existing, prospective patent applications and trade secrets relate to devices designed for insertion into unmodified aluminum beverage cans, prior to filling, which will automatically activate when the can is opened.
Activation of the device will cool the beverage. This technology is essential to our business.

 	We are primarily a research and development company. We carry no inventory and do not expect sales from inventory. Working capital is used and needed by the Company primarily for day-to-day administrative and operational expenses, promotion and participation in marketing. Our profitability to a large extent, depends on our ability to improve existing technologies and create new technologies. Working capital over the past three fiscal years has come primarily from the sales of stock pursuant to a private placement.

MATERIAL CONTRACTS

  Our primary anticipated source of revenues is Futech, our licensee. Futech is a source of both direct revenues for Futech's license and indirect revenues coming from sublicensees through Futech. If our relationship with Futech were to terminate, we doubt our business would be adversely affected. We would be able to take over the marketing function or find another strategic partner. We would continue to be entitled to our share of revenues from existing sublicenses.

  Due to the nature of our business, the term "backlog orders" is inapplicable. The long-term license fee receivables are analogous to backlog orders for manufacturing companies. As of January 31, 2000, our long-term license fee receivables amounted to $3,548,796.

  No material contracts are subject to cancellation or renegotiation of profits.


COMPETITIVE CONDITIONS OF OUR BUSINESS

  There are technological changes taking place in the development of our products. We are faced with both indirect and direct competition, in the form of other companies that are developing and/or marketing like products.

  Current competitors in the business of self-cooling technology include, but are not limited to, The Joseph Company, Tempra Technology, three other companies located in Japan, Korea, and England, and a product being evaluated by Coca-Cola, Incorporated. There may be additional competitors who are presently unknown to us. We expect that the technologies offered or under development by these competing lack various advantages of our technology.

  There are several competitors presently shipping self-heating food packages. None has large distribution at this time. The largest known is Heater Meals. Competitive products generally suffer from cumbersome preparation procedures, lengthy heating time and high cost. Some products have other significant drawbacks, such as the generation of white-hot heat or the release of gas.

  Previous efforts by the competitors identified above to produce self-cooling devices resulted in processes which were unusable for various reasons, or products that were rejected by the beverage industry.

  Little is known about current competitive product development, because of every company's desire to keep its technical progress highly confidential. At the present time, there may be competitors who are better financed and operate with greater capital than us, and/or who have technology with technological advantages. There can be no assurance that our current and future competitors will not succeed in developing products and pricing that are more widely accepted in the marketplace or that will render our products noncompetitive.

  However, we believe that we have the most advanced technology at this time, and that products based on our technology will be the industry leaders and the first to be in mass production. There is no information known to us which suggests otherwise.



AMOUNT SPENT DURING EACH OF THE LAST THREE FISCAL YEARS
ON RESEARCH AND DEVELOPMENT.



  Period		      Amount

  FY 2000	  	$   54,682 (unaudited)

  FY 1999		     201,673

  FY 1998	  	     9,000

FUNDS FOR COMPLIANCE WITH ENVIRONMENTAL LAWS


  We have not spent funds for compliance with federal and state environmental laws, as these laws do not apply to research and development.

  We employed 9 persons during the fiscal year ended
1/31/2000. All our revenue for the last three fiscal years is attributable to U.S. sources.


ITEM 2. 	 PROPERTIES.

 	We own our technology, subject to certain royalty interests discussed herein. In addition we own certain office furniture and equipment utilized in our laboratory and our executive offices having an estimated replacement value of approximately $14,700. We believe that our laboratory and office equipment is adequate for our needs at the present and the foreseeable future.

  We lease our executive office space at 6730 San Fernando Road, Glendale, California 91201 at a monthly cost of $1,750 on a lease, which is renewable annually. We believe that the executive offices and the laboratory facilities now leased by us will be adequate for our business for the near future.


ITEM 3.	LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect its rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation as of the end of FY 1999. There is no other material pending litigation

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

  No matters were submitted to the shareholders during the fiscal year ending January 31, 1999.


PART II

ITEM 5. 	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) 	There is no established public trading market for
our common shares We are developing a strategic plan to apply for trading on NASDAQ in the near future.

  (b)	The approximate number of holders of common stock
at 1/31/1999 is 1,400.

  (c)	The Company has paid no cash dividends on its
common stock in the past two fiscal years.


ITEM 6. 	SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past
4 fiscal years.  The Company was dormant during the 5th.
fiscal year, FY 1996.  All data is rounded to the nearest
$1,000.


           		   FY 1997    	 FY 1998  	   FY 1999	     FY 2000
      	     	   (audited)   	(audited)	   (audited)    (unaudited)

Net Sales             	0	          0            0              0

Income (Loss)	   (29,000)   	(88,000)  (1,367,000)    (2,212,000)
From Continuing
 Operations
Income (Loss)/Share  (00)       (.01)       (.09)           (.13)


Total Assets	    237,000    5,116,000  	5,705,000	     6,567,000


Long Term
  Obligations	         0            0           0	             0

Cash Dividends/Share   0        		  0		         0	             0




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had mininimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the fiscal year ended January 31, 2000 the Company received proceeds for the sale of common stock of of $3,065,729 (unaudited) net of issuance costs. In the fiscal year ended January 31, 1999 the Company received proceeds for the sale of common stock of $1,927,778 net of issuance costs.

  Additional sources of liquidity in the next fiscal year are expected to be additional proceeds from the Company's exclusive option and license agreement and the proceeds from repayment of a real estate loan the Company made in February 1999. Proceeds from the license agreement are expected to be $1,085,257 during the fiscal year ended January 31, 2001 and $625,000 from the real estate loan during this same period. Although there is no assurance that funds will be available from any of the above sources, the Company expects that sufficient resources will be obtained to fund ongoing research and development expenses.

  The Company expects to expend at least $1,000,000 in the fiscal year ended January 31, 2001 for ongoing research and development efforts. These expenditures are required to complete the prototype of the self-cooling beverage can.

RESULTS OF OPERATIONS

  For the fiscal years ended January 31, 2000 and 1999 the Company had operating losses of $2,495,474 (unaudited) and $1,397,218. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 54,682 (unaudited) for research and development for the year ended 1/31/2000 and $201,673 for the year ended 1/31/1999.

  We had legal and other professional fees of $719,339
(unaudited) for the fiscal year ended January 31, 2000 compared to $95,845 during the fiscal year ended January
31, 1999. The majority of the legal and professional fees resulted from litigation from the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss from fiscal year
1999 to fiscal year 2000, were increased travel and marketing costs.

Travel costs increased from $18,607 in fiscal year 1999 to $ 278,696 (unaudited) for the fiscal year 2000. Marketing costs increased from $ 239,192 in 1999 to $ 416,843 (unaudited).
The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 3,039,137 (unaudited) and $ 1,927,778 during fiscal years 2000 and 1999.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached are audited financial statements for the Company For the Years ended January 31, 1999 and 1998.



















International Thermal Packaging, Inc.

Financial Statements and

Report of Independent Public Accountant

For the Years Ended
January 31, 1999 and 1998





































                      Jay J. Shapiro, C.P.A.
                   A Professional Corporation
                       16501 Ventura Blvd.
                           Suite 650
                    Encino, California 91436
                      Tel. (818) 990-4204
                      Fax. (818) 990-4944


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
International Thermal Packaging, Inc.:

We have audited the accompanying balance sheets of International Thermal Packaging, Inc. (a Development Stage Enterprise) as of January 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Thermal Packaging, Inc. as of January 31, 1999, and 1998, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1999 in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development-stage enterprise with no significant operating results to date. As more specifically indicated in Note 1 to the financial statements, the Company has an accumulated deficit, is dependent upon additional funding and has no established commercial product or market channels. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
JAY J. SHAPIRO, CPA            Encino, California
A professional corporation     February 1, 2000






INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
January 31, 1998 and January 31, 1999

ASSETS			                                  January 31,
				                                   1998	         	1999
CURRENT ASSETS:

Cash and cash equivalents		       $    (516)	  $   845,668
License fee receivable				          249,000 		   1,085,257
						                              -------      ---------
Total current assets			         	   248,484   		 1,930,925
						                              -------      ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 2,187 in 1999	         -         16,535

OTHER ASSETS:

License fee receivable	    		     4,650,000   		 3,562,500
Patents, net of accumulated
amortization of $169,177 in 1998
and $191,718 in 1999		           		 214,031 		     191,490
Deposit				                           3,300       		 3,300
						                           ----------      ---------
Total other assets				            4,867,331   		 3,757,290
						                           ----------      ---------
TOTAL ASSETS				                $ 5,115,815 	 	$ 5,704,750
						                           ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)		                        January 31,
				                                   1998       		1999
CURRENT LIABILITIES:

Accounts payable 				             $  19,186  	  	 $       -
Accrued payroll taxes,
  interest and penalties		          504,424 		      545,290
Accrued royalties				                15,575            		 -
Accrued expenses				                      -      		  49,555
Accrued franchise tax			                800 	         1,371
						                             --------         -------
Total current liabilities		       	 539,985 		      596,216
						                             --------         -------
DEFERRED LICENSING REVENUE	       5,000,000  	  	 5,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value-
 Authorized shares - 50,000,000
 Issued and outstanding shares
 of 13,709,190 and 15,853,549 at
 January 31, 1998 and 1999,
 respectively	                       13,709 	    	   15,853
Additional paid-in capital		     	5,488,790 		    7,416,568
Deficit accumulated during the
development stage				            (5,926,669)	   	(7,323,887)
					                            ----------       ---------
Total stockholders'
 equity (deficit)	                 (424,170)  		    108,534
						                           ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)	                  $ 5,115, 815   		$ 5,704,750
						                          ===========      ==========


The accompanying notes are an integral part of the financial statements.







































International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Years Ended January 31, 1998 and 1999


              			                          January 31,
			                                    1998        		1999

REVENUE	              		             $    -        $    -

OPERATING EXPENSES

Research and development		            8,964 	     205,131
General and administrative		         78,554 	     896,319
Financial consulting			                   -   	   265,765
                                    --------     --------
			                                  87,518 	   1,367,215

LOSS FROM OPERATIONS		            	 (87,518)	  (1,367,215)

Other income 			                      6,033       		5,731
Interest income			                        -   	    	5,931
Interest expense			                 (37,139)	     (40,865)
		                        			  ------------     ---------
LOSS BEFORE INCOME TAXES	          (118,625)	  (1,396,418)

Income taxes			                         800 		        800
                                 ----------    ----------

NET LOSS			                       $(119,425) 	$(1,397,218)
					                             ==========  ===========
LOSS PER COMMON SHARE

      Basic          		           $   (0.01)  $     (0.09)
      Diluted                     $   (0.01)  $     (0.09)
				                              ==========  ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING			                   13,709,190   14,781,370
				                          	   ==========   ==========




The accompanying notes are an integral part of the financial statements.











INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to January 31, 1999

(UNAUDITED)

REVENUE					                      $         -

OPERATING EXPENSES

Research and development		          2,884,483
General and administrative		        3,757,982
Financial consulting			               265,765
                                    ---------
						                              6,908,230

LOSS FROM OPERATIONS	            		(6,908,230)

Loss on investment
   in affiliate
   under equity method	           		 (173,933)
Other income				                       11,764
Other expense				                     (29,552)
Interest income				                     5,931
Interest expense                				 (220,767)
                                  -----------

LOSS BEFORE INCOME TAXES      	$   (7,314,787)

Income taxes			                         9,100
	                                  ----------
NET LOSS	                   			$   (7,323,887)
				                          	==============

LOSS PER COMMON SHARE


     Basic                     $        (0.50)
                               ==============

     Diluted                   $        (0.50)
                               ==============

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING			                    14,582,474
                                =============







The accompanying notes are an integral part of the financial statements.


INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Years Ended January 31, 1998 and 1999     		           January 31
                     					                          1998	        	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss					                                  $(119,425)   $(1,397,218)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization	               	 22,541 	       24,727
   (Decrease) in accounts payable			                   -    	   (19,186)
   (Increase) in deposit			                     	 (3,300)	  	         -
   (Decrease) in officer loan				                 (6,825)		           -
   Increase in accrued payroll taxes,
	     interest and penalties			                    36,950 	      40,866
   (Decrease) in accrued royalties	               (25,883)	     (15,575)
   Increase in accrued expenses			                     -    	    49,555
   Increase in deferred
     licensing revenue	                        5,000,000 	  	         -
   (Increase) decrease in license
      fee receivable	                         (4,899,000)	      251,243
   (Decrease) increase in accrued
      franchise tax	                              (6,010)	        	 571
                                               ---------        -------
Net cash used in
   operating activities	                            (951)   	(1,065,017)
							                                        ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures			                              -         (18,721)
	                                               ---------    -----------
Net cash used in investing activities	                -         (18,721)
							                                         ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Common stock issued				                              -     	 1,929,922
	                                               ---------    -----------
   Net cash provided by
     financing activities		                           -     	 1,929,922
	                                               ---------    -----------
Net change in cash and
  cash equivalents		                               (951)    	   846,184
	                                               --------     ----------

CASH AND CASH EQUIVALENTS,
     beginning of period	                           436    	       (516)
							                                          -------     ----------
CASH AND CASH EQUIVALENTS,
     end of period		                           $   (516)    $   845,668
							                                        =========     ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes              				$    800  	  $       800
                                               =========      =========
   Cash paid for interest				                  $       -    	$        -
		                                             =========     ==========



The accompanying notes are an integral part of the financial statements.














































INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to January 31, 1999

(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss						                                     $  (7,323,887)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

  Stock issued for compensation                     			  1,035,432
  Depreciation and amortization				                        344,668
  Loss on sale of property and equipment			                 28,683
  (Increase) in other current assets				                         -
  (Increase) in deposit						                               (3,300)
  (Increase) in license fee receivable			               (4,647,757)
  (Increase) in patents						                             (383,208)
  Increase in accrued payroll taxes,
    interest and penalties                        					    545,290
  Increase in accrued franchise tax				                      1,371
  Increase in accrued expenses				                          49,555
  Increase in deferred licensing revenue		               5,000,000
						                                                  ----------
Net cash used in operating activities		                 (5,353,153)
						                                                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		 		                         		    (269,580)
  Proceeds from the sale of property and equipment	        118,725
						                                                   ---------
Net cash used in investing activities			                  (150,855)
						                                                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued				                            		  6,410,490
  Common stock repurchased					                            (13,501)
  Payments on obligations under capital leases	            (47,313)
						                                                  ----------
Net cash provided by financing activities		              6,349,676
					                                                   ----------
Net change in cash and cash equivalents		            	     845,668

CASH AND CASH EQUIVALENTS, beginning of period		                 -
			                                                     ----------
CASH AND CASH EQUIVALENTS, end of period	           		  $  845,668
						                                                  ==========

SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes     $    8,300
			                                                     ==========

The accompanying notes are an integral part of the financial statements.




INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended January 31, 1998 and 1999




                              							          Accumulated
	                                              Deficit
							                                        During
	                 Common Stock	     Paid-in	   Development
	               Shares   	Amount    Capital    Stage	        Total

Balance,
  1/31/1997   13,709,190  $13,709  $5,488,790  $(5,807,244  $(304,745)
								      ----------   ------   ---------   ----------   --------
Net loss	              -   	    -       	   -     (119,425)  (119,425)
									     ----------   ------   ---------   ----------   --------
Balance,
  1/31/1998   13,709,190   13,709    5,488,790 	 (5,926,669) (424,170)
	             ----------			------		  ---------    ---------   -------
Common stock
   issued	     2,144,359   	2,144    1,927,778         		 -  1,929,922

Net loss	              -   	    -        	   -  (1,397,218) (1,397,218)
								      ----------   ------    ---------  ----------   ---------
Balance,
  1/31/1999   15,853,549  $15,853   $7,416,568 $(7,323,887)	  $108,534
									     ==========   ======    ========= ===========   =========




The accompanying notes are an integral part of the financial statements.











INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)


STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (February 7, 1986) to January 31, 1999

(UNAUDITED)


                                 							           Accumulated
                                                   Deficit
						  	                                          During
	                    Common Stock	     Paid-in     Development
	                   Shares   Amount    Capital     Stage	       	 Total


Balance, Inception
 (February 7, 1986)      -  $      -  $       -    $       -   	 $      -

Common stock
 issued
 (see Note 5)   13,718,190 	13,718    5,488,790            -     5,502,508

Common stock
 repurchased
 (see Note 5)       (9,000)    (9)            -      (13,492)      (13,501)

Net loss,
  cumulative	            -      -             -    (5,793,752)  (5,793,752)
									        ---------  ------    ----------   ----------    ---------
Balance,
 1/31/1997       13,709,190   13,709   5,488,790   (5,807,244)   (304,745)
				             ----------  -------  ----------   ----------    --------
Net loss	                 -        -   	       -     (119,425)   (119,425)
									        ----------  -------  ----------   ----------      -------
Balance,
 1/31/1998	      13,709,190   13,709   5,488,790   (5,926,669)   (424,170)
									        ----------  -------  ----------    ---------     -------
Common stock
  issued          2,144,359    2,144   1,927,778            -   1,929,922
									        ----------   ------  ----------    ---------   ---------
Net loss	                 -        -           -   (1,397,218) (1,397,218)
                 ----------   ------  ----------   ----------   ---------
Balance,
 1/31/1999	      15,853,549  $15,853  $7,416,568  $(7,323,887)    $108,534
									        ==========  =======  ==========  ============   =========

The accompanying notes are an integral part of the financial statements.




International Thermal Packaging, Inc.
A Development-Stage Enterprise)

Notes to Financial Statements

January 31, 1998 and 1999

1.  Organization and Nature of Business

International Thermal Packaging, Inc. (the "Company") was incorporated on February 7, 1986 ("Inception"), in the State of California. The Company is in the development stage and operations have consisted primarily of research and development and administrative activities. The company has no employees and employs independent contractors to manage the company and sell securities. The Company has developed certain prototypes for demonstration purposes only, which showcase its unique self-cooling and self-heating processes and patented technology for potential use in the food and beverage industries. It is the intent of the Company to assist it's exclusive Licensee in the completion of the designing, development, manufacture, and marketing of these prototypes.

In October 1992, the Company discontinued operations, abandoning its lease premises and terminating all employees and contracts. From October 1992 through March 1997 the Company conducted no business activities, and was dormant, with the only financial activity being the accruing of interest and penalties on outstanding payroll and franchise taxes and amortization of existing patents. In March 1997, the Company, headed by its founder Mr. Dennis Thomas, once again commenced operations. The Company applied for reinstatement and was granted authority to conduct business in California in August 1997.

Effective March 1998 the Company entered into a new exclusive option and license Agreement ("Agreement") with FUTECH Corp. ("Licensee") for worldwide rights to the Company's patents and technology for a twenty-year term. The March 1998 agreement supercedes the old agreement between the Company and FUTECH Corp., which was effective July 1997. Under the terms of the Agreement the Licensee, with the assistance of the Company, will develop, manufacture, distribute, market and sublicense the Company's technology, patents and licensed products in exchange for license fees and royalties. Licensee is to advance funds up to five million dollars over five years in accordance with the terms of the Agreement. See note 5(b) for additional information regarding the Agreement.

The Company is in the development stage and has had no significant operating results to date. Management intends to continue to finance development and related activities through the private offering of securities and fees generated from its exclusive worldwide licensing and option agreement; however there is no assurance that working capital will be secured or the exclusive licensing agreement will not be terminated. The Company's primary source of revenue is from fees and royalties generated from the exclusive license agreement. Royalties from this Agreement are not expected until fiscal 2000 or beyond, due to the timing and manufacture of the products using the Company's developed technology.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon management obtaining the necessary funding to operate the business, and to successfully complete a working prototype, gain necessary government approvals for its products, establishment of successful commercial products, develop marketing channels and ultimate product acceptance in the marketplace. The company has an accumulated deficit and no established product or marketing channels. These factors raise a substantial doubt about the company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  Summary of Significant Accounting policies

a.	Income Taxes

For financial reporting purposes, the Company provides for income taxes under the liability method and recognizes the minimum California franchise tax of $800 on an annual basis.

b.	Research and Development

Costs related to conceptual formulation, design and the development of prototypes are considered research and development and are expensed as incurred.

c.	Statement of Cash Flows

Management defines cash and cash equivalents as cash in banks and highly liquid instruments with maturities of 90 days or less.

d.	Property and Equipment

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 10 years

As of January 31, 1999 the Company's fixed assets were comprised of the following:

                Computers		          $          12,019
                Office Equipment	                6,703
                                               -------
                Total Cost	                     18,722
                Less accumulated
                  depreciation	                  2,187
                                               -------
                Net fixed assets     $          16,535
                                               =======


e.	Patents

Patent costs are amortized using the straight-line method over the life of the patents, not to exceed 17 years.

f.	Revenue Recognition

License fees received are deferred and will be amortized over the life of the respective Agreements not exceed 20 years, when the Licensee is satisfied that the Company's patents and technology will receive commercial acceptance in the marketplace. As of January 31, 1999 no amortization of such amounts has been reflected in the accompanying statements of operations.

g.	Per Share Information

The per share information included in the accompanying statements of operations considers the effects of all shares issued during all of the years.

h.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expense during the reported period. Actual results could differ from those estimates.


3.  Income Taxes

At January 31, 1999 and 1998 the Company has net operating loss carryforwards for federal income tax and financial reporting purposes of approximately $7,033,154, and $5,665,285 and for state income tax reporting purposes $2,616,398 and $1,220,815. The net operating loss carryforwards expires in various years through fiscal 2007. The primary difference between the net operating loss for federal tax and financial reporting purposes relates to the Company's election under Section 195 of the Internal Revenue Code to defer the deduction of certain costs until operating revenues commence; such costs will amortized on a straight-line basis over five years once operations commence. Effective fiscal year 1992, the recognition of Section 195 costs will begin prior to any utilization of net operating loss carryforwards. The deductibility of net operating loss carryforwards had been temporarily suspended in California during fiscal 1994 and reinstated in 1996.


4. Capital Transactions

Since inception, the primary source of working capital has been provided by common stock issuances to the public. Shares have been issued to management and others as a source of compensation. Commissions paid for sales of stock have reduced the cash received from such issuances. From time to time, shares have been issued to individuals and companies for services rendered.


5.  Commitments and Contingencies

a.	Sales of Securities

i. From incorporation through January 31, 1993, the Company had a series of original offerings and sold approximately 6,486,968 shares of its common stock to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside. The exemptions relied upon by the Company may not have been available for these sales. If such exemptions were not available, the purchasers would have the right under both federal and state securities laws to rescind the purchase and seek the recovery of the purchase price paid for the stock together with statutory interest thereon from the date of sale. The Company had retained securities counsel to evaluate these matters and such counsel believes compulsory recession to be remote. The Company thus has taken no action regarding this and no communications were ever received from the SEC.


ii.  A summary of common stock transactions since inception is as follows:

                        Share       Price         Cash         Compensation
                                    Range Per     Received     and other
                                    Share         Net          Expense (D)

Balance at
 inception
 February 7, 1986)            -      $    -     $       -       $      -
                     ----------                 ---------       --------
Common stock issued:
  Unrelated
    investors       3,837,553(B)  $.25-$1.75    2,142,495              -
  Management
    and others      3,272,500(A)  $.001-$.33        3,272        324,375
                    ---------                    --------        -------
Balance,
  January 31, 1989   7,110,053                  2,145,767        324,375
                    ----------                  ---------       --------
Common stock
 issued:
  Unrelated
    Investors          590,190    $.50-$1.75      621,715              -
  Management
     and others      1,270,000    $.001-$.34        1,270        429,583
                    ----------                  ---------        -------
                    1,860,190                     622,985        429,583
                   ----------                  ----------       --------
Balance,
  January 31, 1990  8,970,243                    2,768,752       753,958
                   ----------                   ----------    ----------

Common stock
 issued:
  Unrelated
    Investors       1,795,714     $.23-$1.75     1,377,737             -
  Management
    and others      1,995,200(C)  $.001-$.10         1,995       199,520
                    ---------                    ---------       -------
                    3,790,914                    1,379,732       199,520
                   ----------                    ---------       -------
Balance,
  January 31, 1991 12,761,157                    4,148,484       953,478
                   ----------                   ----------      --------
Common stock
 issued:
  Unrelated
    investors, net
    of repurchases     263,511    $.80-$1.75       332,085             -
  Management
    and others         684,522(E) $.00-$0.10             -        68,452
                     ---------                   ---------     ---------
                       948,033                     332,085        68,452
                    ----------                  ----------     ---------
Balance,
 January 31, 1992   13,709,190                  $4,480,569    $1,021,930
                   ----------                   ----------    ----------
 Common stock
  issued:
    Unrelated
    investors,
    net of
    repurchases      2,144,359         $1.00     1,929,922             -
  Management
    and others               -                           -             -
                     ---------                   ---------    ----------
                     2,144,359                   1,929,922             -
                     ---------                   ---------    ----------
Balance,
 January 31, 1999   15,853,549                  $6,410,491    $1,021,930
                    ==========                 ===========    ==========

(A) Includes issuances of 1,600,000 common shares to founders.
(B) Includes an issuance of 700,000 shares at a gross sales price of $.55 per share.
(C) Includes issuances of 1,780,000 common shares to management.
(D) Expense charged to operations is based upon the excess fair market value over the purchase price received by the Company.
(E) Shares issued to Jantar for settlement and license agreement.

Discrepancies exist between disclosures contained in the PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the FUTECH Agreement.

The Company currently has retained counsel to evaluate these matters and such counsel believes compulsory recession to be remote.

The financial statements contain no adjustments that may result from the recession of the sale of any of these securities.



b. Option and License Agreement

Effective March 1998, the Company entered into a new exclusive option and license agreement ("Agreement") with FUTECH Corp. ("Licensee",) a California corporation, for worldwide rights to the Company's patents and technology for a twenty-year term. According to the Agreement Licensee has
timely exercised the option.   The March 1998 agreement supercedes the old
agreement between the Company and FUTECH Corp., which was effective July
1997.

Consideration for this Agreement is five million dollars payable as follows:

	* $100,000 (which has been credited against license and technical assistance fees)
	* $150,000 due upon exercise of option (already paid)
	* $1,187,500 no later than October 1, 1999
	* $1,187,500 no later than October 1, 2000
	* $1,187,500 no later than October 1, 2001
	* $1,187,500 no later than October 1, 2002

The five million dollars license fee is non-refundable. However, if the Agreement is deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and ITP shall be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to ITP in cash, as opposed to credits in accordance with the Agreement.

In addition to the license fee above, Licensee shall pay royalties of 1 cent ($.01) per unit for cooling beverages containers and 4.75% of the selling price for heating products. The royalty rate shall be adjusted annually for inflation according to the US Government Los Angeles Consumer Price Index (CPI) up to five decimal place for the preceding calendar year. The CPI increase cannot exceed 150% over the term of the Agreement.

As of January 31, 1999, the Licensee advanced $352,243 to Company, which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of ITP for research and development. FUTECH made payments directly to research laboratories for the Company and ITP would record research and development expense and reduce the License Fee Receivable.


c. Operating Leases

The Company leases office space under a noncancelable operating lease. In August 1997, the Company entered into a one-year office lease to establish a corporate office. The lease expired in August 1998 and the Company is now renting on month-to-month basis.


Total rent expense for all operating leases for the years ended January 31, 1998, and 1999, were $11,083, and $23,402, respectively.


d. Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $212,651 through the date of discontinued operations, October 1992. Penalties and interest totaling $332,639 and $291,773 were accrued through January 31, 1999 and 1998, respectively and are reflected in the total outstanding liability of $545,290 and $504,424.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $545,290 at January 31, 1999. The Company has not paid any of these outstanding amounts as of the date of this report.


6.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. For the years ended January 31, 1998 and 1999, no royalties were accrued, but previously accrued royalties were $15,575 for the year ended January 31, 1998. Officer advances for the year ended January 31, 1999 in the amount of $15,575 were used to offset a portion of the balance of accrued royalties.


7. Concentration of Credit Risk

Approximately 100% of the Company's potential sources of revenue from license fees and royalties are from its Licensee FUTECH Corp.
Additionally, approximately 100% of the Company's receivables are from its licensee as well. Management has determined that there is no potential loss due to the credit risk as Licensee is in compliance with the Agreement as of the date of this report.

8.  Stock Options

On July 15, 1998 the board of directors approved the Company's Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company. Following is a list of the options granted to the employees:

	   Employee   		Number of Shares

	Dennis Brown	           1,000,000
	Dennis Thomas	          1,000,000
	Hans Schiedner	           250,000
	                        ---------
	       Total           	2,250,000

The board also granted stock options to Lance Kerr, the Company's outside attorney, for 500,000 shares. The options entitle the holder to purchase one share of common sock at a price of $0.70 per share beginning on July 15, 1999, one year after grant date. The Options are valid for a period of five years and expire on July 15, 2003.


9. Subsequent Events

a. Subsequent to January 31, 1999, and during the fiscal year ending January 31, 2000 the Company offered and sold approximately 1,855,641 shares of common stock at $1.00 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM,") dated August 1, 1998. The Company received approximately $1,300,000 from the sale of these shares.

Discrepancies exist between disclosures contained in the PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the FUTECH agreement. The Company currently has retained counsel to evaluate these matters and take appropriate and necessary actions to remedy any potential issues. The financial statements contain no adjustments that may result from the recession of the sale of these securities.

b. Subsequent to January 31, 1999, the Company loaned $725,000 to CRT Company, a New Jersey corporation. The note required interest at 10% per annum and matured on April 30, 1999. The Company received an assignment of a partnership interest held by CRT as security for the note. The Partnership, Delran Associates, L.L.C., holds as its primary asset, undeveloped land appraised at $4,000,000, located in New Jersey. Delran has a contract to sell part of the land to Trafalgar Associates for residential development. During fiscal year ended January 31, 2000 the Partnership is expected to either receive sufficient payments from Trafalgar Associates or obtain refinancing and repay the loan in one payment to include all principal and accrued interest. Due to the uncertainty of the timing of the refinance and/or sale, and the fact that CRT held a minority interest in the Partnership, the Company has engaged New Jersey legal counsel to examine alternatives available to the Company to insure that when the refinance and/or sale occurs, the Company will be repaid from the proceeds.

10.  Stock Option Reinstatement

The Company determined in February 2000 that 2,350,000 options granted to Dennis Thomas, President and Dennis Brown, Chief Financial Officer had been cancelled by prior management without giving either Brown or Thomas the opportunity to exercise these options. The options granted on May 23, 1990 at $ 0.10 per share were to have expired on May 23, 1995. The Board of Directors in their meeting on April 19, 2000 reinstated retroactively these options giving Thomas and Brown until May 1, 2004 to exercise them. There is no financial statement effect to the reinstatement of these options since the Company had a loss in each of the prior two fiscal years and any earnings per share adjustment would be antidilutive.






















ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There is no disagreement with any prior accountant. We engaged our current accountants in 1998.


PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

	Name                    	Age        		Position

  Dennis A. Thomas       	57          	Director, President, CEO and
                                       Chairman of the Board

 	Dennis L. Brown        	56          	Director, Chief Financial
                                       Officer and Treasurer

Background information concerning the Officers and Directors is as follows:


  Dennis A. Thomas, the President and Chief Executive
Officer of our company, was a founder of the Company and has been employed by the Company from 1986 to 1992, and from 1997 to the present. From 1993 to 1996, Mr. Thomas was a self-employed business consultant. Before founding the Company, Mr. Thomas was the President of Commercial Laundry Sales from 1976 to 1984. Before working for Commercial Laundry Sales,
Mr. Thomas was a sales Engineer with Wascomat of America from 1970 to 1976. Before his tenure there he was a development engineer for the Chrysler Corporation from 1963 to 1969. Mr. Thomas attended the Detroit College of Business for two years. While working for Chrysler Corporation, Mr. Thomas attended the Chrysler Engineering School. Mr. Thomas was runner up in California for Inc. Magazines 1990 Entrepreneur of the year award, having been nominated by Merrill Lynch of New York. In 1989, in connection with activities prior to and unrelated to our company, Mr. Thomas consented to an order under which he is enjoined from selling unregistered securities unless such sale is exempt from the registration provisions of the Securities Act of 1933, as amended, and from engaging in certain deceptive practices.


  Dennis L. Brown, the Chief Financial Officer and
Treasurer of our company, was employed by us from 1989 to 1992, and from 1997 to the present. From 1993 to 1996, Mr. Brown was employed by YAFA, Inc., as its Chief Financial Officer. Mr. Brown received his B.S. in Business from Indiana University and his M.B.A. from Cleveland State University. From February of 1988, until joining the Registrant, Mr. Brown was employed by Theim Industries as its Vice President of Finance. From April 1970 to February of 1988, he was employed by Gould, Inc. as a controller.


ITEM 11. 	EXECUTIVE COMPENSATION.

  The following table sets forth certain information concerning the remuneration paid by our company for the fiscal year ended January 31, 1999. Only the following persons may be considered to have received annual remuneration of more than $60,000.00.





                                   FY 1999 Annual    Long Term
                                   Compensation      Compensation
                                                     Options


Name and Principal Position

Dennis A. Thomas
President and Chief
Executive Officer                	$    140,963     		3,000,000 shares(A)

Dennis L. Brown
Chief Financial
Officer and Treasurer             $     131,725     	1,350,000 shares(B)


(A) Options granted to purchase 2,000,000 shares at the price of $ 0.10 per share at any time prior to May 1, 2004. Options granted to purchase 1,000,000 shares at the price of $ 0.70 per share at any time prior to July 15, 2003.

(B) Options granted to purchase 350,000 shares at the price of $ 0.10 per share at any time prior to May 1, 2004. Options granted to purchase 1,000,000 shares at the price of $ 0.70 per share at any time prior to July 15, 2003.



ITEM 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.


On January 31, 1999, the ownership by the Company's management of its common stock, its only voting security, was as follows:

(1)		        (2)				                   (3)		                 (4)
Title of    	Name and address of      	Amount and nature	    Percent of
Class of     Beneficial owner          of Beneficial owner   Class(A)
Stock

$0.001 par  	Dennis A. Thomas	        	 1,940,337 (B)        20.1
value		      6730 San Fernando Rd.	       635,000 (C)         2.5
common      	Glendale, CA 91201


$0.001 par  	Dennis L. Brown		              7,000 (D)   		    1.8
value	      	6730 San Fernando Rd.
common      	Glendale, CA 91201

Officers and Directors owned 2,590,337 shares of record and beneficially.

(A) Percentages calculated without regard to options.
(B) In addition Dennis A. Thomas has options to purchase 2,000,000 shares for $ 0.10 per share expiring on May 1, 2004 and options to purchase 1,000,000 shares for $ 0.70 per share expiring on July 15, 2003.
(C) These shares are owned by former wives of Dennis A. Thomas. Mr. Thomas has the right to vote said shares and thus may be considered to be the beneficial owner.
(D) In addition Dennis L. Brown has options to purchase 350,000 shares for $ 0.10 per share expiring on May 1, 2004 amd options to purchase 1,000,000 shares for $ 0.70 per share expiring on July 15, 2003.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past fiscal year, there have been no transactions or proposed transactions that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, or any family member of any of this group.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

There have been no 8-K filings during the past year. Under
Item 8 are attached audited financial statements for the Company as of January 31, 1999.

Exhibits:

	23.1  Consent of Jay J. Shapiro, C.P.A.
	27   	Financial Data Schedule