Form 10-K
period 2000-01-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2000-10-11
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2000

Commission File No. 0-19625

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of January 31, 2000 was 15,853,549 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) 	International Thermal Packaging, Inc. ("ITP") is
primarily a research and development company that has concentrated its efforts on the development and exploitation of self-cooling and self-heating technologies for the food and beverage industry.


GENERAL DESCRIPTION OF BUSINESS DURING FY 2000 AND
SUBSEQUENT EVENTS.


 	During the fiscal year ended January 31, 2000
And subsequently we worked to commercialize our self-cooling technology. Under our agreement with Futech, Futech was responsible for marketing. In July, 2000, we notified
Futech that our agreement with them was without any force and effect, because, among other things, Futech had failed to provide consideration or otherwise meet its obligations. We also advised
Futech that all rights to technology developed since
1997 fully reverted to us.

  We have taken over our own marketing operations and continuing development work. We anticipate that self-cooling beverage devices will be in production at some time during the calendar year 2001. We are working to commercialize the self-cooling technologies worldwide. Our basic business plan is to manufacture self-cooling devices to licensees with territorial sales rights, and to license manufacturing and sales rights in some territories. We are currently in discussions about license agreements with several major companies around the world. This strategy is expected to generate profits from manufactured devices, royalties from the technologies through territorial license agreements for sales rights, and additional royalties from manufacturing licensees. In major markets, the license agreements are expected to be with container manufacturers and beverage companies. In smaller markets, the license agreements may be with companies that are suppliers to the can industry or food and beverage industry.

  The licensing strategy presently being pursued is to license technology rights on a territorial basis, to substantial organizations capable of producing significant royalty streams. Manufacturing rights and sales rights are being licensed separately, although the same licensee may hold both manufacturing and sales rights in a given territory. We plan to retain manufacturing rights for as many territories as practical. Similarly, self-cooling and self-heating rights may be licensed either separately or together. For each license, an initial license fee payment is required, in addition to royalty payments. The initial license fee is non-refundable. Due to the size of the United States market, as compared to foreign countries, there are no present plans to grant exclusive licenses for any United States rights, but rather to grant a number of non-exclusive sales licenses, and possibly some non-exclusive manufacturing licenses.

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

 	One of the objectives of our marketing program is to complete license agreements and negotiations with U.S.
and international companies interested in the self-cooling and self-heating technology, and to initiate and complete additional agreements. The anticipated revenue from licensing fees for the current fiscal year is discussed below under finances.

 	The Company's long-term goal is to be the industry leader in the development of self-cooling and self-heating devices and applications, for the food industry, and later for other industries. Furthermore, we intend to pursue an aggressive program of continuing product research and development to ensure that the Company's technology remains on the "leading edge."

  During the fiscal year ended 1/31/2000, we continued to work on research and development related to a self-cooling beverage device. We continued to work with NREL. In mid-1999, an additional research laboratory was added to the development team. This organization known as Battelle Institute, is a large, not-for-profit consulting firm which is one of the companies that administers NREL for the U.S. Department of Energy. Battelle contracted to design and assist in the design of commercially viable self-cooling beverage devices.

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

 	We are currently a development stage enterprise with limited operating results to date. The primary source of revenue is expected to be from licensing and sublicensing agreements, pertaining primarily to our self-cooling technology. Ordinarily, we require an initial payment with licensing and sublicensing agreements. Subsequent payments from licensees and sub-licensees are on royalties from product sales.

 	During the fiscal years ended 1/31/1999 and 1/31/2000, we had no operating revenues. Operating capital was raised through sale of stock in a private placement.

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


THE FOOD INDUSTRY MARKET

		Our self-heating technology is not as close to commercial production as our self-cooling technology, and is not presently under intensive development. We have chosen to focus our resources on the self-cooling technology.
Nevertheless, the self-heating technology offers various opportunities within the worldwide food industries.
In addition to added consumer convenience, the heating technology promises broader markets for convenience foods and opportunities for food manufacturers to increase their share of the value added element in the food processing and distribution chain.

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



PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

	During FY 1998, FY 1999 and FY 2000, we had no operating revenues. Operating capital was raised through a private placement.

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

MATERIAL CONTRACTS

  Our primary anticipated source of revenues is through manufacturing profits and royalties from license agreements. We continue to be entitled to our share of revenues from existing sublicenses of Futech (although this is disputed by Futech) and from Tempra Technologies, but we do not presently have any basis for projecting any such revenues.

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

  Current competitors in the business of self-cooling technology include, but are not limited to, The Joseph
Company (Chilltech), Tempra Technology, possibly three other companies located in Japan, Korea, and England, and a product being evaluated by Coca-Cola, Incorporated.
Futech, our former licensee, has also announced plans to develop its own self-cooling technology. There may be additional competitors who are presently unknown to us. We expect that the technologies offered or under development by these competing lack various advantages of our technology.

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

  Little is known about current competitive product development, because of every company's desire to keep its technical progress highly confidential. Tempra has publicized a two-part, specially built can which is built with self-cooling components. At the present time, there may be competitors who are better financed and operate with greater capital than us, and/or who have technology with technological advantages. There can be no assurance that our current and future competitors will not succeed in developing products and pricing that are more widely accepted in the marketplace or that will render our products noncompetitive.

  However, we believe that we have the most advanced technology at this time, and that products based on our technology will be the industry leaders and the first to be in mass production. There is no information known to us which suggests otherwise.



AMOUNT SPENT DURING EACH OF THE LAST THREE FISCAL YEARS
ON RESEARCH AND DEVELOPMENT.



  Period		      Amount

  FY 2000	  	$  365,035

  FY 1999		     205,131

  FY 1998	  	     8,964

FUNDS FOR COMPLIANCE WITH ENVIRONMENTAL LAWS


  We have not spent funds for compliance with federal and state environmental laws, as these laws do not apply to research and development.

  We employed 9 persons during the fiscal year ended
1/31/2000. All our revenue for the last three fiscal years is attributable to U.S. sources.


ITEM 2. 	 PROPERTIES.

 	We own our technology. In addition we own certain office furniture and equipment utilized in our laboratory and our executive offices having an estimated replacement value of approximately $14,700. We believe that our laboratory and office equipment is adequate for our needs at the present and the foreseeable future.

  We lease our executive office space at 6730 San Fernando Road, Glendale, California 91201 at a monthly cost of $1,750 on a lease, which is renewable annually. We believe that the executive offices and the laboratory facilities now leased by us will be adequate for our business for the near future.


ITEM 3.	LEGAL PROCEEDINGS.

  We filed litigation in the State of New Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation as of the end of FY 2000.



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

  No matters were submitted to the shareholders during the fiscal year ending January 31, 2000.


PART II

ITEM 5. 	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) 	There is no established public trading market for
our common shares We are developing a strategic plan to apply for trading on NASDAQ in the near future.

  (b)	The approximate number of holders of common stock
at 1/31/2000 is 1,400.

  (c)	The Company has paid no cash dividends on its
common stock in the past two fiscal years.


ITEM 6. 	SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past
4 fiscal years.  The Company was dormant during the 5th.
fiscal year, FY 1996.  All data is rounded to the nearest
$1,000.


                   		   FY 1997    	 FY 1998  	   FY 1999	     FY 2000

Net Sales                   	0	          0            0              0

Income (Loss)      	   (29,000)   	(88,000)  (1,367,000)    (2,503,000)
From Continuing
 Operations
Income (Loss)/Share       (.00)       (.01)        (.09)          (.22)


Total Assets	           237,00   5,116,000  	5,705,000	        282,000


Long Term
  Obligations	              0            0           0	             0

Cash Dividends/Share        0        		  0		         0	             0




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had mininimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the fiscal year ended January 31, 2000 the Company received proceeds for the sale of common stock of $ 2,460,268 net of issuance costs. In the fiscal year ended
January 31, 1999 the Company received proceeds for the sale of common stock of $ 1,929,922 net of issuance costs.

  Additional sources of liquidity in the next fiscal year are expected to be additional proceeds from license agreements. Proceeds from license agreements are expected to be $ 4,000,000 during the fiscal year ended January 31, 2001. Although there is no assurance that funds will be available from any of the above sources, the Company expects that sufficient resources will be obtained to fund ongoing research and development expenses.

  The Company expects to expend at least $ 680,000 in the fiscal year ended January 31, 2001 for ongoing research and development efforts. These expenditures are required to complete the prototype of the self-cooling beverage can.

RESULTS OF OPERATIONS

  For the fiscal years ended January 31, 2000 and 1999 the Company had operating losses of $ 2,503,139 and $ 1,367,215.
There was no revenue recorded during these periods.
We expended $ 365,035 for research and development for the year ended 1/31/2000 and $ 205,131 for the year ended 1/31/1999.

  We had legal and other professional fees of $ 909,339
for the fiscal year ended January 31, 2000 compared to $95,845 during the fiscal year ended January 31, 1999. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and with the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss from fiscal year 1999 to fiscal year 2000, were increased travel and marketing costs.

Travel costs increased from $ 18,607 in fiscal year 1999 to $ 323,987 for the fiscal year 2000. Marketing costs increased from $ 239,192 in 1999 to $ 416,843. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 2,460,268 and $ 1,929,922 during fiscal years 2000 and 1999.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached are audited financial statements for the Company For the Years ended January 31, 2000 and 1999.



















International Thermal Packaging, Inc.

Financial Statements and

Report of Independent Public Accountant

For the Years Ended
January 31, 2000 and 1999












































INDEPENDENT AUDITORS REPORT

To the Board of Directors
International Thermal Packaging, Inc.:

We have audited the accompanying balance sheets of International Thermal Packaging, Inc. (a Development Stage Enterprise) as of January 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and from inception (February 7, 1986) to January 31, 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Thermal Packaging, Inc. as of January 31, 2000, and 1999, and the results of its operations and its cash flows for each of the years then ended January 31, 2000 in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the financial statements, the Company is a development-stage enterprise which has suffered recurring losses. The Company also has an accumulated deficit, is financially dependent upon additional funding and has no established commercial product or market channels. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
JAY J. SHAPIRO, C.P.A.
a professional corporation
Encino, California
August 16, 2000






INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
January 31, 1999 and January 31, 2000

ASSETS			                                  January 31,
				                                   1999	         	2000
CURRENT ASSETS:

Cash and cash equivalents		       $ 845,668    $    95,347
Notes receivable, net of
  allowance for doubtful
  accounts of -0- and
  $ 965,000 at January
  31, 1999 and 2000                       -               -
License fee receivable,
  net of allowance for
  doubtful amounts of
  -0- and $ 1,071,553 at
  January 31, 1999 and
  2000                            1,085,257              -

			                              ----------      ---------
Total current assets			         	 1,930,925    	    95,347
						                           ----------      ---------
PROPERTY AND EQUIPMENT,
  at cost -  net of
  accumulated depreciation
  of $ 2,187 and $ 6,102
  at January 31, 1999
  and 2000                           16,535         14,671

OTHER ASSETS:

License fee receivable,
  net of allowance for
  doubtful amounts of
  -0- and $ 3,562,500 at
  January 31, 1999 and
  2000                 	    		    3,562,500               -

Patents, net of accumulated
  amortization of
  $ 191,718 and $ 214,259
  at January 31, 1999 and
  2000                       		     191,490        168,649

Other assets, net of
  allowance for doubtful
  amounts of -0- and $ 57,137
  at January 31, 1999 and
  2000                                    -              -

Deposit				                           3,300       		 3,300
						                           ----------      ---------
Total other assets				            3,757,290   		   172,249
						                           ----------      ---------
TOTAL ASSETS				                $ 5,704,750     $  282,267
						                           ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued payroll taxes
  interest and penalties         $  545,290  	  	$  590,290
Accounts payable and
  accrued expenses                   49,555	        320,850
Accrued franchise tax			              1,371 	             -
						                             --------         -------
Total current liabilities		       	 596,216         911,140
						                             --------         -------
DEFERRED LICENSING REVENUE,
  net of allowance of -0-
  and $ 4,634,054 at January
  31, 1999 and 2000                5,000,000  	  	  365,946

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
  Authorized shares - 50,000,000;
  Issued and outstanding shares-
  15,853,549 and 16,162,552
  at January 31, 1999 and
  2000                           	7,432,421       9,892,689
  Deficit accumulated during the
  development stage				          (7,323,887)    (10,887,508)
					                            ----------       ---------
Total stockholders'
 equity (deficit)	                  108,534        (994,819)
						                           ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)	                   $ 5,704,750   $     282,267
						                          ===========      ==========


The accompanying notes are an integral part of the financial statements.







































International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Years Ended January 31, 1999 and 2000


              			                          January 31,
			                                    1999        		2000

REVENUE	              		             $    -        $    -

OPERATING EXPENSES

Research and development		          205,131 	     365,035
General and administrative		  	     896,319     1,936,641
Financial consulting			             265,765       201,463
                                  ---------     ---------
			                               1,367,215     2,503,139

LOSS FROM OPERATIONS		           (1,367,215)   (2,503,139)

Other income 			                    		5,731             -
Interest income			                   	5,931         7,736
Interest expense-
  Payroll taxes 			                 (40,865)      (45,070)
Provision for reserve
  for advances                            -    (1,022,137)
		                        			  ------------     ---------
LOSS BEFORE INCOME TAXES	        (1,396,418)   (3,562,610)

Income taxes			                         800 		      1,011
                                 ----------    ----------

NET LOSS			                    $ (1,397,218) 	$(3,563,621)
					                             ==========  ===========
LOSS PER COMMON SHARE

  Basic               	           $   (0.09)  $    (0.22)
				                              ==========  ===========

  Diluted                         $    (0.09) $    (0.22)
                                  =========== ===========

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING			                   14,781,370   16,008,051
				                          	   ==========   ==========




The accompanying notes are an integral part of the financial statements.











INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to January 31, 2000



REVENUE					                      $         -

OPERATING EXPENSES

Research and development		          3,249,518
General and administrative		        5,694,623
Financial consulting			               467,228
                                    ---------
						                              9,411,369

LOSS FROM OPERATIONS	            		(9,411,369)

Loss on investment
   in affiliate
   under equity method	           		 (173,933)
Other income				                       11,764
Other expense				                     (29,552)
Interest income				                    13,667
Interest expense-
  Payroll taxes                 				 (265,837)
Provision for reserve
  for advances                     (1,022,137)
                                  ------------

LOSS BEFORE INCOME TAXES      	$  (10,877,397)

Income taxes			                        10,111
	                                  ----------
NET LOSS	                   			   (10,877,508)
				                          	==============

LOSS PER COMMON SHARE

     Basic                     $        (0.74)
                               ==============

     Diluted                   $        (0.74)
                               ==============

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING			                    14,687,813
                                =============







The accompanying notes are an integral part of the financial statements.


INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Years Ended January 31, 1999 and 2000     		            January 31
                     					                          1999	          	2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss					                                  $(1,397,218)   $ (3,563,621)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization	               	 24,727          26,456
     (Increase) in other assets                          -               -
     (Decrease) in accounts payable			         	   (19,186)              -
     Increase in accrued payroll
       taxes, interest and penalties                40,866          45,000
     (Decrease) in accrued royalties               (15,575)              -
     Increase in accounts payable
        and accrued expenses                      	 49,555  	      271,295
     (Decrease) in deferred licensing
        revenue                                          -      (4,634,054)
     Decrease in license
        fee receivable	                             251,243      4,647,757
   (Decrease) increase in accrued
      franchise tax	                                    571         (1,371)
                                               ------------      ---------

Net cash used in
   operating activities	                         (1,065,017)   	(3,208,538)
							                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  	Capital expenditures			                          (18,721)	       (2,051)
	                                               -----------    -----------
Net cash used in investing activities	              (18,721)        (2,051)
							                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 	Common stock issued			                       	  1,929,922      2,460,268
	                                               -----------     -----------
  Net cash provided by
    financing activities		                      	 1,929,922      2,460,268
	                                               -----------    -----------
Net change in cash and
  cash equivalents		                            	   846,184       (750,321)
	                                               -----------     ----------

CASH AND CASH EQUIVALENTS,
     beginning of period	                              (516)       845,668
							                                          ----------     ----------
CASH AND CASH EQUIVALENTS,
     end of period		                            $   845,668    $    95,347
							                                        ============     ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes               				$       800  	  $    1,011
                                               ============      =========
   Cash paid for interest				                  $          0    	$       70
		                                             ============     ==========



The accompanying notes are an integral part of the financial statements.














































INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
  From Inception (February 7, 1986) to January 31, 2000

(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss						                                     $  (10,887,508)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

   Stock issued for compensation                     			  1,035,432
   Depreciation and amortization				                        371,124
   Loss on sale of property and equipment			                 28,683
   (Increase) in other current assets				                         -
   (Increase) in deposit						                               (3,300)
   (Increase) in patents		                                 (383,208)
   Increase in accrued payroll taxes,
     interest and penalties                        					    590,290
   Increase in accounts payable and
     accrued expenses                 		                    320,850
   Increase in deferred licensing revenue		                 365,946
						                                                  ----------
Net cash used in operating activities		                 (8,561,691)
						                                                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		 		                         		    (271,631)
  Proceeds from the sale of property and equipment	        118,725
						                                                   ---------
Net cash used in investing activities			                  (152,906)
						                                                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued				                            		  8,870,758
  Common stock repurchased					                            (13,501)
  Payments on obligations under capital leases	            (47,313)
						                                                  ----------
Net cash provided by financing activities		              8,809,944
					                                                   ----------
Net change in cash and cash equivalents		            	      95,347

CASH AND CASH EQUIVALENTS, beginning of period		                 -
			                                                     ----------
CASH AND CASH EQUIVALENTS, end of period	           		  $   95,347
						                                                  ==========

SUPPLEMENTAL DISCLOSURE
  Cash paid for income taxes                            $    9,311
			                                                     ==========
  Cash paid for interest                                $       70
                                                        ==========

The accompanying notes are an integral part of the financial statements.




INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended January 31, 1999 and 2000





                              							          Accumulated
	                                              Deficit
							                                        During
	                 Common Stock	     Paid-in	   Development
	               Shares   	Amount    Capital    Stage	         Total

Balance,
  1/31/1998   13,709,190  $13,709  $5,488,790  $(5,926,669)   $(424,170)
								      ----------   ------   ---------   ----------    --------
Common Stock
  issued       2,144,359    2,144   1,927,778            -   1,929,922

Net loss	              -   	    -       	   -   (1,397,218) (1,397,218)
									     ----------   ------   ---------   ----------   ---------
Balance,
  1/31/1999   15,853,549   15,853    7,416,568 	(7,323,887)    108,534
	             ----------			------		  ---------  -----------   --------
Common stock
   issued	     2,897,886    2,898   	2,457,370         		 -  2,460,268

Common stock
   cancelled  (2,588,883)  (2,589)       2,589            -          -

Net loss	              -   	    -        	   -  (3,563,621) (3,563,621)
								      ----------   ------    ---------  ----------   ---------
Balance,
  1/31/2000   16,162,552  $16,162   $9,876,527 $(10,887,508) $(984,819)
									     ==========   ======    ========= ============  =========




The accompanying notes are an integral part of the financial statements.











INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to January 31, 2000



                                 							           Accumulated
                                                   Deficit
						  	                                          During
	                    Common Stock	     Paid-in     Development
	                   Shares   Amount    Capital     Stage	       	 Total


Balance, Inception
 (February 7, 1986)      -  $      -  $       -    $       -   	 $      -

Common stock
 issued
 (see Note 5)   13,718,190 	13,718    5,488,790            -     5,502,508

Common stock
 repurchased
 (see Note 5)       (9,000)    (9)            -      (13,492)      (13,501)

Net loss,
  cumulative	            -      -             -    (5,793,752)  (5,793,752)
									        ---------  ------    ----------   ----------    ---------
Balance,
 1/31/1997       13,709,190   13,709   5,488,790   (5,807,244)   (304,745)
				             ----------  -------  ----------   ----------    --------
Net loss	                 -        -   	       -     (119,425)   (119,425)
									        ----------  -------  ----------   ----------      -------
Balance,
 1/31/1998	      13,709,190   13,709   5,488,790   (5,926,669)   (424,170)
									        ----------  -------  ----------    ---------     -------
Common stock
  issued          2,144,359    2,144   1,927,778            -   1,929,922
									        ----------   ------  ----------    ---------   ---------
Net loss	                 -        -           -   (1,397,218) (1,397,218)
                 ----------   ------  ----------   ----------   ---------
Balance,
 1/31/1999	      15,853,549   15,853   7,416,568   (7,323,887)    108,534
                 ----------   ------   ---------   -----------   ---------
Common stock
  issued          2,897,886    2,898   2,457,370            -    2,460,268

Common stock
  cancelled      (2,588,883)  (2,589)      2,589            -            -

Net loss                  -        -           -   (3,563,621)  (3,563,621)
                 ----------    -----   ---------    ----------   ---------
Balance
  1/31/2000      16,162,552  $16,162  $9,876,521 $(10,887,508) $  (994,819)
									        ==========  =======  ==========  ============   =========

The accompanying notes are an integral part of the financial statements.




International Thermal Packaging, Inc.
A Development-Stage Enterprise)

Notes to Financial Statements

January 31, 1999 and 2000

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

The Company is in the development stage and has had no significant operating results to date. Management intends to continue to finance development and related activities through the private offering of securities and fees generated from its exclusive worldwide licensing and option agreement; however there is no assurance that working capital will be secured or that licensing agreements will be successfully negotiated.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon management obtaining the necessary funding to operate the business, and to successfully complete a working prototype, gain necessary government approvals for its products, establishment of successful commercial products, develop marketing channels and ultimate product acceptance in the marketplace. The company has an accumulated deficit of $ 10,887,508 and no established product or marketing channels. The Company also has negative working capital of $ 815,793 at January
31, 2000. These factors raise a substantial doubt about the company being able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

c.	Cash and Cash Equivalents

Management defines cash and cash equivalents as cash in banks and highly liquid instruments with maturities of 90 days or less.

d.	Property and Equipment

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 10 years. As of January 31, 2000 and 1999 the Company's fixed assets were comprised of the following:

                                            2000            1999

           Computers		            $       12,019      $  12,019
           Office Equipment	               8,754          6,703
                                          ------        -------
           Total Cost	                    20,773         18,722
             Less accumulated
             depreciation	                 6,102          2,187
                                         -------        -------
            Net fixed assets      $       14,671         16,535
                                         =======         =======


e.	Patents

Patent costs are amortized using the straight-line method over the life of the patents, not to exceed 17 years. Due to the current financial position of the Company there is no assurance as to full recovery of the patent costs.

f.	Revenue Recognition

License fees received were deferred and were to be amortized over the life of the respective Agreements not exceed 20 years, when the Licensee is satisfied that the Company's patents and technology would receive commercial acceptance in the marketplace. As of January 31, 2000 all amounts provided for under the Agreement have been fully reserved for in the accompanying statements. See note 5(b) for additional information related to the FUTECH Corp. License Agreement.

g.	Per Share Information

The per share information included in the accompanying statements of operations considers the effects of all shares of common stock issued net of rescissions and cancellations since inception on February 7, 1986. The impact of the common stock equivalents (Note 9) was excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.

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

i. Long Lived Assets

The Company reviews for impairment of all long-lived assets and certain identifiable intangibles whenever events or a change in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

j.  Fair Value of Financial Instruments

Cash and cash equivalents, short-term investments, accounts receivable, and accounts payable are carried at amounts that approximate a reasonable estimate of their fair value using available market information and appropriate valuation methodologies.

k. Effects of New Accounting Pronouncements

Statement on Financial Accounting Standards Number 133 "Accounting for Derivative Investments and Hedging Activities", as amended by Statement on Financial Accounting Standards Number 137 and 138 will have no financial impact on the Company's financial statements.

l.  Other Comprehensive Income

The Company has no Other Comprehensive Income.


3.  Income Taxes

There was no statuary Federal tax expense for the fiscal years ended January 31, 2000 and 1999 since the Company had net losses for each of these two years. At January 31, 2000 and 1999, the Company had net operating loss carryforwards for federal income tax and financial reporting purposes of approximately $ 10,101,000, and $ 6,750,000 and for state income tax reporting purposes $ 8,121,000 and $ 4,769,000. The net operating loss carryforwards expire in various years from fiscal 2007 through 2020.
The statutory rate for Federal income tax will be reduced to zero by utilization of loss carryforwards.

The primary difference between the net operating loss for federal tax and financial reporting purposes relates to the Company's election under
Section 195 of the Internal Revenue Code to defer the deduction of certain costs until operating revenues commence; such costs will be amortized on a straight-line basis over five years once operations commence.

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


ii. During the fiscal year ended January 31, 2000 the Company offered and sold approximately 2,897,886 shares of common stock at between $ 1.00 and $ 2.50 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated August 1, 1998. The Company received approximately $ 2,460,268 from the sale of these shares, net of issuance costs.

Discrepancies exist between disclosures contained in the new PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the FUTECH agreement.

The Company previously had retained counsel to evaluate these discrepancies. Counsel believes compulsory rescission to be remote.

The financial statements contain no adjustments that may result from the rescission of the sale of any of these securities.


iii. Effective February 15, 1999 the Company cancelled 2,583,883 previously issued shares for lack of consideration, and in some cases, other irregularties. The Board of Directors met on the above date and ratified this cancellation.


iv. A summary of common stock transactions since inception is as follows:

                       Shares       Price         Cash         Compensation
                                    Range Per     Received     and other
                                    Share         Net          Expense (D)

Balance at
 inception
 February 7, 1986)            -      $    -     $       -       $      -
                     ----------                 ---------       --------
Common stock issued:
  Unrelated
    investors       3,837,553(B)  $.25-$1.75    2,142,495              -
  Management
    and others      3,272,500(A)  $.001-$.33        3,272        324,375
                    ---------                    --------        -------
Balance,
  January 31, 1989   7,110,053                  2,145,767        324,375
                    ----------                  ---------       --------
Common stock
 issued:
  Unrelated
    Investors          590,190    $.50-$1.75      621,715              -
  Management
     and others      1,270,000    $.001-$.34        1,270        429,583
                    ----------                  ---------        -------
                     1,860,190                     622,985        429,583
                    ----------                  ----------       --------
Balance,
  January 31, 1990  8,970,243                    2,768,752       753,958
                   ----------                   ----------    ----------

Common stock
 issued:
  Unrelated
    Investors       1,795,714     $.23-$1.75     1,377,737             -
  Management
    and others      1,995,200(C)  $.001-$.10         1,995       199,520
                    ---------                    ---------       -------
                    3,790,914                    1,379,732       199,520
                   ----------                    ---------       -------
Balance,
  January 31, 1991 12,761,157                    4,148,484       953,478
                   ----------                   ----------      --------
Common stock
 issued:
  Unrelated
    investors, net
    of repurchases     263,511    $.80-$1.75       332,085             -
  Management
    and others         684,522(E) $.00-$0.10             -        68,453
                     ---------                   ---------     ---------
                       948,033                     332,085        68,453
                    ----------                  ----------     ---------
Balance,
 January 31, 1992   13,709,190                  $4,480,568    $1,021,931
                    ----------                  ----------    ----------
 Common stock
  issued:
    Unrelated
    investors
                     2,144,359         $1.00     1,929,922             -
                     ---------                   ---------    ----------
Balance,
 January 31, 1999   15,853,549                  $6,410,490    $1,021,931
                    ----------                  ----------    ----------
 Common stock
  Issued:
   Unrelated
   Investors         2,589,586         $ 1.00    1,776,593              -

 Unrelated
   Investors           308,300         $ 2.50      693,675              -

 Common stock
   Cancelled        (2,588,883)             -            -              -

                   -----------                 ----------        --------
Balance,
 January 31, 2000   16,162,552                 $8,870,758       $1,021,931
                    ==========                  =========        =========


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


b. Option and License Agreement

Effective March 1998, the Company entered into a new exclusive option and license agreement ("Agreement") with FUTECH Corp. ("Licensee",) a California corporation, for worldwide rights to the Company's patents and technology for a twenty-year term. According to the Agreement the Licensee had timely exercised the original option of the Agreement. The March
1998 new agreement superceded the old Agreement between the Company and FUTECH Corp., which was effective July 1997.

Consideration for this Agreement is five million dollars payable as follows:

	* $100,000 (which has been credited against license and technical assistance fees)
	* $150,000 due upon exercise of option (already paid)
	* $1,187,500 no later than October 1, 1999
	* $1,187,500 no later than October 1, 2000
	* $1,187,500 no later than October 1, 2001
	* $1,187,500 no later than October 1, 2002

The five million dollars license fee is non-refundable. However, if the Agreement is deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement could be terminated and ITP shall be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to ITP in cash, as opposed to credits in accordance with the Agreement.

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

As of January 31, 2000, the Licensee advanced $ 365,946 to Company, which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of ITP for research and development. FUTECH made payments directly to research laboratories for the Company and ITP would record research and development expense and reduce the License Fee Receivable.

The Company currently believes that since FUTECH has not provided the necessary consideration for the license, nor has Licensee made any scheduled royalty payments, the License Agreement is null and void.
As a result, all Licensee Fee Revenue and Receivable amounts under the Agreement have been reserved for in the accompanying financial statements as of January 31, 2000.


b. Operating Leases

The Company rents office space in Glendale, California under a month to month lease requiring monthly payments of $ 1,750. A previous noncancellable lease at this same location expired in August 1998.

Total rent expense for all operating leases for the years ended January 31, 1999, and 2000, were $ 23,402, and $ 20,680, respectively.


c. Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $ 212,651 through October 1992. Penalties and interest totaling $ 377,639 and $ 332,639 were accrued through January 31, 2000 and 1999, respectively and are reflected in the total outstanding liability of $ 590,290 and $ 545,290.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $ 590,290 at January 31, 2000. The Company has not paid any of these outstanding amounts as of the date of this report.


6.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. For the years ended January 31, 1999 and 2000, no royalties were accrued. Previously accrued royalties were $15,575 for the year ended January 31, 1998 and officer advances for the year ended January 31, 1999 in the amount of $15,575 were used to offset a portion of the balance of accrued royalties.

Additionally, the Company advanced certain officers a total of $ 46,137 during the fiscal year ended January 31, 2000. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expenses. These amounts are included in Other Assets on the accompanying balance sheet, and are fully reserved for at January 31, 2000.

7. Concentration of Credit Risk

Previously approximately 100% of the Company's potential sources of revenue from license fees and royalties are from its Licensee FUTECH Corp. Additionally, approximately 100% of the Company's receivables were from its licensee as well. Management had determined that there was no potential loss due to the credit risk as of January 31, 1999. As of January 31, 2000 all licensee fee receivable and deferred revenue amounts have been fully reserved for. See note 5(b) for additional information related to the FUTECH Corp. License Agreement.

Additionally, at various times throughout the year, the Company maintained cash balances with financial institutions in excess of FDIC limits.


8. Notes Receivable

In February 1999, the Company loaned $ 725,000 to CRT Company, a New Jersey corporation. The note required interest at 10% per annum and matured on April 30, 1999. The Company received an assignment of a partnership interest held by CRT as security for the note. The Partnership, Delran Associates, L.L.C., holds as its primary asset, undeveloped land appraised at $ 4,000,000, located in New Jersey. Delran has a contract to sell part of the land to Trafalgar Associates for residential development. During fiscal year ended January 31, 2000 the Partnership was expected to either receive sufficient payments from Trafalgar Associates or obtain refinancing and repay the loan in one payment to include all principal and accrued interest. Because of the delinquency of the note, and due to the uncertainty of the timing of the refinance and/or sale, and the fact that CRT held a minority interest in the Partnership, the Company has engaged New Jersey legal counsel, which has filed legal action on the Company's behalf. This note has been fully reserved for in the accompanying financial statements as of January 31, 2000, although the Company intends to continue to vigorously pursue this action.

In April 1999, ITP advanced $ 50,000 to CH Technologies for its purchase of a Canadian license from FUTECH Corp., the Company's former worldwide Licensee. CH Technologies executed a note for this amount, and the note matures when ITP delivers a working prototype to FUTECH. Due to the current state of the FUTECH Agreement, this amount has been fully reserved for as of January 31, 2000.

The Company advanced $ 190,000 in October and November 1999 to Richard Barkley. Barkley received these as advance payments for purchase of a water company, Oxy-Tech. This company was to be acquired as a demonstration company for ITP's self-chilling technology. A dispute arose as to the purchase price for Oxy-Tech and the Company refused to advance further funds. The Company has not made a decision as to whether they will take any action with regards to the advances and, as a result, the full amount has been reserved as uncollectible at January 31, 2000.



9.  Stock Options

a. On July 15, 1998 the board of directors approved the Company's Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company. Following is a list of the options granted to the employees:

        	   Employee              		Number of Shares

           	Dennis Brown	           1,000,000
           	Dennis Thomas	          1,000,000
           	Hans Schiedner	           250,000
	                                   ---------
	                  Total           	2,250,000

The board also granted stock options to Lance Kerr, the Company's outside attorney, for 500,000 shares. All of these options entitle the holder to purchase one share of common sock at a price of $0.70 per share beginning on July 15, 1999, one year after grant date. The Options are valid for a period of five years and expire on July 15, 2003.

b. The Company determined in February 2000 that 2,350,000 options granted to Dennis Thomas, President and Dennis Brown, Chief Financial Officer had been cancelled by prior management without giving either Brown or Thomas the opportunity to exercise these options.

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


10.  General and Administrative Expenses

   The components of general and administrative expenses for the two fiscal years ended January 31, 2000 and 1999 were as follows:

                                              2000              1999

    Depreciation and amortization      $    26,456       $    24,727
    Marketing and trade shows              454,264           281,954
    Officers' compensation                 233,000           272,688
    Office expenses                        179,613           202,496
    Professional fees                      719,339            95,846
    Travel expense                         323,969            18,608
                                           -------           -------
              Total                    $ 1,936,641        $  896,319

11. Subsequent Events

a. Subsequent to January 31, 2000 and through the six months ended July 31, 2000, the Company offered up to 2,000,000 and sold approximately 1,303,000 shares of its common stock between $ 1.00 and $ 2.50 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM,") dated February 15, 2000. The Company received approximately 2,007,000 from the sale of these shares, net of issuance costs.











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

  The following table sets forth certain information concerning the remuneration paid by our company for the fiscal year ended January 31, 2000. Only the following persons may be considered to have received annual remuneration of more than $60,000.00.





                                   FY 2000 Annual    Long Term
                                   Compensation      Compensation
                                                     Options


Name and Principal Position

Dennis L. Thomas
President and Chief
Executive Officer                	$    140,963     		2,000,000 shares(A)

Dennis L. Brown
Chief Financial
Officer and Treasurer             $     131,725     	  350,000 shares(A)


(A) Options granted to purchase the number of shares shown at the price of $ .10 per share at any time prior to May 1, 2004.



ITEM 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.


On January 31, 2000, the ownership by the Company's management of its common stock, its only voting security, was as follows:

(1)		        (2)				                   (3)		                 (4)
Title of    	Name and address of      	Amount and nature	    Percent of
Class of     Beneficial owner          of Beneficial owner   Class(A)
Stock

$0.001 par  	Dennis L. Thomas	        	 1,940,337 (B)        20.1
value		      6730 San Fernando Rd.	       635,000 (C)         2.5
common      	Glendale, CA 91201


$0.001 par  	Dennis L. Brown		              7,000 (D)   		    1.8
value	      	6730 San Fernando Rd.
common      	Glendale, CA 91201

Officers and Directors owned 2,590,337 shares of record and beneficially.

(A) Percentages calculated without regard to options.
(B) In addition Dennis L. Thomas has an option to purchase 2,000,000 shares for $.10 per share expiring on May 1, 2004.
(C) These shares are owned by former wives of Dennis L. Thomas. Mr. Thomas has the right to vote said shares and thus may be considered to be the beneficial owner.
(D) In addition Dennis L. Brown has an option to purchase 350,000 shares for $.10 per share expiring on May 1, 2004.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past fiscal year, there have been no transactions or proposed transactions that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, or any family member of any of this group.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

There have been no 8-K filings during the past year. Under
Item 8 are audited financial statements for the Company as of January 31, 2000.

Exhibits:

	23.1  Consent of Jay Shapiro, C.P.A.
	27   	Financial Data Schedule