Form 10-Q
period 1999-04-30
INTERNATIONAL THERMAL PACKAGING INC
filed 2000-11-21
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 30, 1999

Commission File No. 0-29625

INTERNATIONAL THERMAL PACKAGING, INC.

A California Corporation  EIN: 95-4029019

6730 San Fernando Road
Glendale, CA 91201 (818-637-8572)
Telephone: 818-637-8582

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant: There is no current market for the Registrant's common stock.

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of April 30, 1999 was 17,337,807 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
April 30, 1999 and 1998.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
April 30, 1999 and January 31, 1999
(Unaudited)

ASSETS                                              April 30,   January 31,

                                                      1999           1999
CURRENT ASSETS:

Cash and cash equivalents                       $    515,116   $   845,668
License fee receivable                             1,071,553     1,085,257
Notes receivable                                     775,000             -
Officers' advances                                    46,137             -
                                                     -------     ---------
Total current assets                               2,407,806     1,930,925
                                                     -------     ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 3,123 at
 April 30, 1999 and $ 2,187
 at January 31, 1999                                 15,559         16,535

OTHER ASSETS:

License fee receivable                            3,562,500      3,562,500
Patents, net of accumulated
amortization of $197,353 at
April 30, 1999 and $ 191,718
at January 31, 1999                                 185,855        191,490
Other assets                                          5,000              -
Deposit                                               3,300          3,300
                                                 ----------      ---------
Total other assets                                3,756,655      3,757,290
                                                 ----------      ---------
TOTAL ASSETS                                    $ 6,180,060    $ 5,704,750
                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued payroll taxes,
  interest and penalties                            556,540        545,290
Accounts payable and
 Accrued expenses                                         -         49,555
Accrued franchise tax                                 1,371          1,371
                                                   --------        -------
Total current liabilities                           557,911        596,216
                                                   --------        -------
DEFERRED LICENSING REVENUE                        5,000,000      5,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock -
 Authorized shares - 50,000,000
 Issued and outstanding shares
 of 17,337,807 at April 30, 1999
 and 15,853,549 at January 31, 1999            8,472,669        7,432,421
Deficit accumulated during the
development stage                             (7,850,520)      (7,323,887)
                                              ----------        ---------

Total stockholders'
equity (deficit)                                622,149           108,534
                                             ----------         ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                                $ 6,180,060       $ 5,704,750
                                            ===========        ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 1999 and 1998


                                            April 30,            April 30,
                                              1999                 1998


REVENUE                                    $      -              $    -

OPERATING EXPENSES

Research and development                      1,145             108,600
General and administrative                  405,993              35,670
Financial consulting                        107,842              (3,631)
                                           --------            --------
                                            514,980             140,639

LOSS FROM OPERATIONS                       (514,980)           (140,639)

Other income                                      -                 180
Interest income                               2,697                   -
Interest expense- payroll taxes             (11,250)             (9,834)
                                       ------------           ---------
LOSS BEFORE INCOME TAXES                   (523.533)           (150,293)

Income taxes                                  3,100                 800
                                         ----------          ----------

NET LOSS                                  $(526,633)          $(151,093)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.00)         $     (0.00)
                                         ==========          ===========
            Diluted                     $    (0.00)         $     (0.00)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            16,595,678            13,709,190
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to April 30, 1999

(UNAUDITED)

REVENUE                                        $          -

OPERATING EXPENSES

Research and development                          2,885,628
General and administrative                        4,163,975
Financial consulting                                373,607
                                                  ---------
                                                  7,423,210

LOSS FROM OPERATIONS                             (7,423,210)

Loss on investment
   in affiliate
   under equity method                             (173,933)
Other income                                         11,764
Other expense                                       (29,552)
Interest income                                       8,628
Interest expense - payroll taxes                   (232,017)
                                                -----------

LOSS BEFORE INCOME TAXES                  $      (7,838,320)

Income taxes                                         12,200
                                                 ----------
NET LOSS                                  $      (7,850,520)
                                             ==============
LOSS PER COMMON SHARE

     Basic                                $           (0.51)
                                             ==============
     Diluted                              $           (0.51)
                                             ==============

 WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                     15,543,330
                                              =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Years Ended April 30, 1999 and 1998

                                            April 30       April 30
                                              1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $ (526,633)   $ (151,093)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization               6,571         5,635
   (Increase) in officers' advances          (46,137)       (9,715)
   (Increase) in other assets                 (5,000)            -
    Increase in accrued payroll taxes,
       interest and penalties                 11,250         9,834
    Increase in Due to FUTECH                      -       112,854
    (Decrease) in accounts payable
          and accrued expenses               (49,555)            -
    Decrease in license fee receivable        13,704             -
   Increase in accrued
      franchise tax                                -           800
                                           ---------       -------

Net cash used in
   operating activities                     (595,800)      (31,685)
                                          ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable funded                (775,000)            -
                                           ---------     ---------
Net cash used in investing activities       (775,000)            -
                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                   1,040,248        41,675
                                           ---------     ---------
   Net cash provided by
     financing activities                  1,040,248        41,675
                                           ---------     ---------
Net change in cash and
  cash equivalents                          (330,552)        9,990
                                            --------      --------

CASH AND CASH EQUIVALENTS,
     beginning of period                     845,668          (516)
                                             -------      --------
CASH AND CASH EQUIVALENTS,
     end of period                      $   (515,116)    $   9,474
                                           =========       =======
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes                $ 3,100     $       -
                                           =========      ========
   Cash paid for interest                  $       -     $       -
                                           =========      ========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to April 30, 1999

(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        $  (7,850,520)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                        1,035,432
  Depreciation and amortization                          351,238
  Loss on sale of property and equipment                  28,683
  (Increase) in deposit                                   (3,300)
  (Increase) in patents                                 (383,208)
  (Increase) in officer advances                         (46,137)
  (Increase) in other assets                              (5,000)
  Increase in accrued payroll taxes,
    interest and penalties                               556,540
  Increase in accrued franchise tax                        1,371
  Increase in deferred licensing revenue               5,000,000
  (Increase) in incense fee  receivable               (4,634,053)
                                                      ----------
Net cash used in operating activities                 (5,948,954)
                                                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (269,580)
  Proceeds from the sale of property and equipment       118,725
  Notes receivable funded                               (775,000)
                                                       ---------
Net cash used in investing activities                   (925,855)
                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                  7,450,739
  Common stock repurchased                               (13,501)
  Payments on obligations under capital leases           (47,313)
                                                      ----------
Net cash provided by financing activities              7,389,925
                                                      ----------
Net change in cash and cash equivalents                  515,116

CASH AND CASH EQUIVALENTS, beginning of period                 -
                                                      ----------
CASH AND CASH EQUIVALENTS, end of period               $ 515,116
                                                      ==========
SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes    $  11,400
                                                      ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended April 30, 1999 and Year Ended January 31, 1998






                                                     Accumulated
                                                     Deficit
                                                     During
                      Common Stock      Paid-in      Development
                    Shares    Amount    Capital      Stage            Total

Balance,
  1/31/1998     13,709,190  $13,709   $5,488,790  $(5,926,669)     $(424,170)
                ----------   ------    ---------   ----------        -------
Common stock
  issued         2,144,359    2,144    1,927,778            -      1,929,922

Net loss                -         -            -   (1,397,218)    (1,397,218)
               ----------    ------    ---------   ----------     ----------
Balance,
  1/31/1999    15,853,549    15,853    7,416,568   (7,323,887)       108,534
               ----------    ------    ---------    ----------       -------

Common stock
   issued      1,484,258      1,484    1,038,764       -           1,040,248

Net loss               -          -            -    (526,633)       (526,633)

              ----------     ------    ---------  ----------       ---------
Balance,
 4/30/1999   17,337,807     $17,337  $ 8,455,332 $ (7,850,520)    $  622,149
             ==========     ======     =========    ==========      =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)


STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (February 7, 1986) to April 30, 1999

(UNAUDITED)



                                                        Accumulated
                                               Deficit
                                                        During
                         Common Stock        Paid-in    Development
                        Shares   Amount      Capital    Stage           Total
Total


Balance, Inception
 (February 7, 1986)         -   $      -      $       -  $       -    $      -


Common stock
 issued            13,709,190     13,709      5,488,790          -  5,502,499

Net loss,
  cumulative                -          -              - (5,807,244)(5,807,244)

                    ---------     ------     ---------- ----------  ---------
Balance, 1/31/1997 13,709,190     13,709      5,488,790 (5,807,244)  (304,745)
                   ----------     ------     ---------- ----------  ---------

Net Loss                    -          -                  (119,425)  (119,425)
                   ----------     ------     ---------- -----------  --------

Balance,
 1/31/1998         13,709,190     13,709     5,488,790  (5,926,669)  (424,170)
                   ----------    -------    ----------  ----------    --------
Common Stock
 issued             2,144,359      2,144     1,927,778           -   1,929,922

Net loss                   -           -             -  (1,397,218)(1,397,218)
                  ----------     -------    ----------   ---------- ---------
Balance,
 1/31/1999        15,853,549   15,853        7,416,568   (7,323,887)  108,534
                  ----------  -------       ----------    ---------   -------
Common stock
  issued           1,484,258    1,484        1,038,764            - 1,040,248

Net loss                   -        -                -    (526,633)  (526,633)
                 ----------   --------      ----------   ----------  ---------

Balance,
   4/30/1999     17,337,807 $   17,337  $8,455,332  $(7,850,520)    $ 622,149
                 ==========  =========  ==========  ============   =========

International Thermal Packaging, Inc.
A Development-Stage Enterprise)

Notes to Financial Statements

April 30, 1999 and January 31, 1999


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 30, 1999 and the results of operations for the three months ended April 30, 1999 and 1998 and cash flows for each of the three month periods ended April 30, 1999 and 1998. The results of operations for the three month period ended April 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

In the opinion of International Thermal Packaging, Inc. (the "Company") the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and 2000 for additional information relevant to significant accounting policies followed by the Company.

2.  Organization and Nature of Business


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

The Company is in the development stage and has had no significant operating results to date. Management intends to continue to finance development and related activities through the private offering of securities and fees generated from its exclusive worldwide licensing and option agreement; however there is no assurance that working capital will be secured or the exclusive licensing agreement will be successfully negotiated.

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

f.   Revenue Recognition

License fees received are deferred and will be amortized over the life of the respective Agreements not exceed 20 years, when the Licensee is satisfied that the Company's patents and technology will receive commercial acceptance in the marketplace. In the quarter ended
January 31, 2000, all amounts provided for under the Agreement have been fully reserved for. See Note 6(b) for additional information related to the FUTECH Corp. License Agreement.

g.   Per Share Information

The per share information included in the accompanying statements of operations considers the effects of all shares issued (net of rescissions and cancellations) since inception on February 7, 1986. The impact of the common stock equivalents (Note 10) was excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.

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

i.   Long Lived Assets

The Company reviews for impairment of all long-lived assets and certain identifiable intangibles whenever events or a change in circumstances indicate that the carrying amount of any asset may not be fully recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual dispositions are less than its carrying amount.

j.   Fair Value of Financial Instruments

Cash and cash equivalents, short term investments, accounts receivable, and accounts payable are carried at amounts that approximate a reasonable estimate of their fair value using available market information and appropriate valuation methodologies.

k.   Effects of New Accounting Pronouncements

Statement on Financial Accounting Standards Number 133 "Accounting for Derivative Investments and Hedging Activities", as amended by Statement on Financial Accounting Standards Number 137 and 138 will have no financial impact on the Company's financial statements.

l    Other Comprehensive Income

The Company has no Other Comprehensive Income.


4.  Income Taxes

There was no statuary Federal tax expense for the interim periods since the Company had net losses for each of these two interim periods.

5 Capital Transactions

Since inception, the primary source of working capital has been provided by common stock issuances to the public. Shares have been issued to management and others as a source of compensation. Commissions paid for sales of stock have reduced the cash received from such issuances. From time to time, shares have been issued to individuals and companies for services rendered.


6.  Commitments and Contingencies

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


ii. During the fiscal year ended January 31, 1999 the Company offered and sold approximately 2,144,359 shares of common stock at $ 1.00 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated August 1, 1998. The
Company received approximately $ 1,1929,922 from the sale of these shares, not of issuance costs.

Discrepancies exist between disclosures contained in the PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the FUTECH Agreement.

The Company previously had retained counsel to evaluate these matters and such counsel believed compulsory recession to be remote. The financial statements contain no adjustments that may result from the rescission of the sale of any of these securities.

The financial statements contain no adjustments that may result from the recession of the sale of any of these securities.

iii. Effective, February 15, 1999 the Company cancelled 2, 588,883 previously issued shares for lack of consideration, and in some cases, other irregularities. The Board of Directors met on the above date and ratified this cancellation.



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

The five million dollars license fee is non-refundable. However, if the Agreement is deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and the Company is be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement.

In addition to the license fee above, Licensee was required to pay royalties of 1 cent ($.01) per unit for cooling beverages containers and 4.75% of the selling price for heating products. The royalty rate shall be adjusted annually for inflation according to the US Government Los Angeles Consumer Price Index (CPI) up to five decimal place for the preceding calendar year. The CPI increase cannot exceed 150% over the term of the Agreement.

As of January 31, 1999, the Licensee advanced $352,243 to Company, which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of the Company for research and development. FUTECH made payments directly to research laboratories for the Company and the Company would record research and development expense and reduce the License Fee Receivable.

The Company came to the conclusion in the quarter ended January 31, 2000 that since FUTECH had not provided the necessary consideration for the license, nor had Licensee made any scheduled royalty payments, the License Agreement is null and void. As a result, all License Fee Revenue and Receivable amounts under the Agreement were reserved for in the financial statements for the quarter ended January 31, 2000.


c.    Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $212,651 through October 1992. Penalties and interest totaling $ 343,889 and $ 332,639 were accrued through April 30, 1999 and January 31, 1999, respectively and are reflected in the total outstanding liability of $ 556,540 and $ 545,290. The current period amounts are reflected on the accompanying balance sheets.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $556,540 at April 30, 1999. The Company has not paid any of these outstanding amounts as of the date of this report.


7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. For the years ended April 30, 1998 and January 31, 1999, no royalties were accrued. Previously accrued royalties were $15,575 for the year ended January 31, 1998, officer advances for the year ended January 31, 1999 in the amount of $15,575 were used to offset a portion of the balance of accrued royalties.

Additionally, the Company advanced certain officers a total of $ 46,137 during the period ended April 30, 1999. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended January 31, 2000.

8. Concentration of Credit Risk

Previously, approximately 100% of the Company's potential sources of revenue from license fees and royalties are from its Licensee FUTECH Corp. Additionally, approximately 100% of the Company's receivables are from its licensee as well. Management has determined that there is no potential loss due to the credit risk as of January 31, 1999. In the quarter ended, and as of January 31, 2000, all license fee receivable and deferred revenue amounts have been fully reserved for. See note 6(b) for additional information related to the FUTECH Corp. License Agreement.

Additionally, at various times throughout the year, the Company maintained cash balances with financial institutions in excess of FDIC limits.


9.    Notes Receivable


In February, 1999 the Company loaned $725,000 to CRT
Company, a New Jersey corporation. The note required interest at 10% per annum and matured on April 30, 1999. The Company received an assignment of a partnership interest held by CRT as security for the note. The Partnership, Delran Associates, L.L.C., holds as its primary asset, undeveloped land appraised at $4,000,000, located in New Jersey. Delran has a contract to sell part of the land to Trafalgar Associates for residential development. During fiscal year ended January 31, 2000 the Partnership is expected to either receive sufficient payments from Trafalgar Associates or obtain refinancing and repay the loan in one payment to include all principal and accrued interest. Because of the delinquency of the note, and due to the uncertainty of the timing of the refinance and/or sale, and the fact that CRT held a minority interest in the Partnership, the Company has engaged New Jersey legal counsel which has filed legal action on the Company's behalf. This note was fully reserved for in the quarter ended January 31, 2000, although the Company intends to vigorously pursue this action.

In April 1999, the Company advanced $ 50,000 to CH Technologies for its purchase of a Canadian license from FUTECH Corp., The Company's former worldwide licensee. CH Technologies executed a note for this amount, and this amount, and the note matures when the Company delivers a working prototype to FUTECH. Due to the current state of the FUTECH Agreement, this amount was fully reserved for in the quarter ended January 31, 2000.


10.  Stock Options

a. On July 15, 1998 the board of directors approved the Company's Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company. Following is a list of the options granted to the employees:


        Employee         Number of Shares

     Dennis Brown                1,000,000
     Dennis Thomas               1,000,000
     Hans Schiedner                250,000
                               -----------
            Total                2,250,000
                                ===========
The board also granted stock options to Lance Kerr, the Company's outside attorney, for 500,000 shares. The options entitle the holder to purchase one share of common sock at a price of $0.70 per share beginning on July 15, 1999, one year after grant date. The Options are valid for a period of five years and expire on July 15, 2003.

 b. The Company determined in February 2000 that 2,350,000 options granted to Dennis Thomas, President and Dennis Brown, Chief Financial Officer had been cancelled by prior management without giving either Brown or Thomas the opportunity to exercise these options. The options granted on May 23, 1990 at .10 per share were to have expired on May 23, 1995. The Board of Directors in their meeting on April 19, 2000 reinstated retroactively these options giving Thomas and Brown until May 1, 2004 to exercise them.

There is no financial effect to the reinstatement of these options since the Company had a loss in each of the prior two fiscal years and any earnings per share adjustment would be antidilutive.

11. Subsequent Event

Subsequent to January 31, 2000 and through the six months ended July 31, 2000. the Company offered up to 2,000,000 and sold approximately
1,303,000 shares of its common stock between $ 1.00 and $ 2.50 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated February 15, 2000. The
Company received approximately $ 2,007,000 from the sale of these shares, net of issuance costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF PLAN
OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the three months ended April 30, 1999 the Company received proceeds for the sale of common stock of of $ 1,040,248 (unaudited)net of issuance costs. In the three months ended April 30, 1998 the Company received proceeds for the sale of common stock of $ 41,675 (unaudited)net of issuance costs.

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

RESULTS OF OPERATIONS

  For the three months ended April 30, 1999 and 1998 the Company had operating losses of $ 514,980 (unaudited) and $140,639 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 1,145 (unaudited) for research and development for the three months ended 4/30/1999 and $ 108,600 (unaudited) for the three months ended 4/30/1998.

  We had legal and other professional fees of $ 85,321
(unaudited) for the three months ended April 30, 1999 compared to $ 2,425 (unaudited) during the three months ended April 30, 1998. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material financial consequences to us. Other costs which contributed to the increased loss were increased travel and marketing costs.

  Travel costs increased from $1,358 (unaudited)for the three months ended April 30, 1998 to $ 72,385 (unaudited) for the three months ended April 30, 1999. Marketing costs increased from $ 2,579 (unaudited) to $ 141,671 (unaudited).for the three months ended April 30, 1998 to the three months ended April 30, 1999.
The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 1,040,248 (unaudited) and $ 41,675 (unaudited) during quarters ended April 30, 1999 and 1998, respectively.

PART II

ITEM 1.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation


ITEM  6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
April 30, 1999.