Form 10-Q
period 1999-07-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2000-11-22
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 1999

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of July 31, 1999 was 17,627,807 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
July 31, 1999 and 1998.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
July 31, 1999 and January 31, 1999
(Unaudited)
                                       (UNAUDITED)
ASSETS                                      July 31.        January
                                             1999           1999
CURRENT ASSETS:

Cash and cash equivalents                 $    258,808   $   845,668
License fee receivable                       1,071,553     1,085,257
Notes receivable                               775,000             -
Officers' advances                              46,137             -
                                               -------     ---------
Total current assets                         2,151,498     1,930,925
                                            ----------     ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 4,059 at
 July 31, 1999 and $ 2,187
 at January 31, 1999                            14,663        16,535

OTHER ASSETS:

 License fee receivable                      3,562,50      3,562,500
 Patents, net of accumulated
  amortization of $202,988 at
  July 31, 1999 and $ 191,718
  at January 31, 1999                         180,220        191,490
 Other assets                                   6,000              -
 Deposit                                        3,300          3,300
                                           ----------      ---------
Total other assets                          3,752,020      3,757,290
                                           ----------      ---------
TOTAL ASSETS                              $ 5,918,181    $ 5,704,750
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:


 Accrued payroll taxes,
  interest and penalties                   $  567,790    $  545,290
 Accounts payable and
  accrued expenses                                  -        49,555
 Accrued franchise tax                          1,371         1,371
                                             --------       -------
Total current liabilities                     569,161       596,216
                                             --------       -------
DEFERRED LICENSING REVENUE                  5,000,000     5,000,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock -
  Authorized shares 50,000,000;
  Issued and outstanding
  17,627,807 at July 31, 1999
  and 15,853,549 at January 31, 1999      8,714,409       7,432,421
 Deficit accumulated during the
  development stage                      (8,365,389)     (7,323,887)
                                         ----------       ---------

Total stockholders'
 equity (deficit)                           349,020         108,534
                                         ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                            $ 5,918,181     $ 5,704,750
                                        ===========      ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended July 31, 1999 and 1998


                                              July 31,      July 31,
                                             1999           1998

REVENUE                                      $          -   $          -

OPERATING EXPENSES
 Research and development                         115,545         31,392
 General and administrative                       312,131        177,880
 Financial consulting                              78,925        (5,415)
                                                  --------      --------
                                                  506,601        203,857

LOSS FROM OPERATIONS                             (506,601)      (203,857)

Other income                                            -             57
Interest income                                     2,982            300
Interest expense- payroll taxes                   (11,250)       (10,085)
                                               ----------      ---------
LOSS BEFORE INCOME TAXES                         (514,869)      (213,585)
Income taxes                                            -              -
                                               ----------     ----------
NET LOSS                                    $    (514,869)  $   (213,585)
                                               ==========    ===========
LOSS PER COMMON SHARE
           Basic                               $      (0.00)  $    (0.02)
                                                 ==========   ===========
           Diluted                             $      (0.00)  $    (0.02)
                                                 ==========   ===========
WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING                                    17,482,807   13,709,190
                                                 ==========   ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Six Months Ended July 31, 1999 and 1998


                                            July 31,              July 31,
                                              1999                 1998


REVENUE                                    $      -              $    -

OPERATING EXPENSES

Research and development                    116,690             139,992
General and administrative                  718,124             213,550
Financial consulting                        186,767              (9,046)
                                           --------            --------
                                          1,021,581             344,496

LOSS FROM OPERATIONS                     (1,021,581)           (344,496)

Other income                                      -                 237
Interest income                               5,679                 300
Interest expense- payroll taxes             (22,500)            (19,919)
                                       ------------           ---------
LOSS BEFORE INCOME TAXES                 (1,038,402)           (363,878)

Income taxes                                  3,100                 800
                                         ----------          ----------

NET LOSS                                $ 1,041,502)         $ (364,678)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.00)         $     (0.03)
                                         ==========          ===========
            Diluted                     $    (0.00)         $     (0.03)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            16,740,678            13,709,190
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to July 31, 1999
(UNAUDITED)

REVENUE                            $           -

OPERATING EXPENSES

Research and development                     3,001,173
General and administrative                   4,476,106
Financial consulting                           452,532
                                              ---------
                                             7,929,811

LOSS FROM OPERATIONS                        (7,929,811)

Loss on investment
   in affiliate
   under equity method                        (173,933)
Other income                                    11,764
Other expense                                  (29,552)
Interest income                                 11,610
Interest expense                              (243,267)
                                            -----------

LOSS BEFORE INCOME TAXES              $     (8,353,189)

Income taxes                                    12,200
                                            ----------
NET LOSS                              $     (8,365,389)
                                        ==============
LOSS PER COMMON SHARE
     Basic                            $         (0.57)
                                        ==============
      Diluted                         $         (0.57)
                                        ==============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                               14,785,496
                                         =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 For the Six Months July 31, 1999 and 1998

                                            July 31           July 31
                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $  (1,041,502)       (364,678)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization               13,142          11,556
   (Increase) in officer's advances           (46,137)        (25,265)
   (Increase) in other assets                  (6,000)              -
    Increase in accrued payroll taxes,
       Interest and penalties                  22,500           19,919
    (Decrease) in accounts payable
          and accrued expenses                (49,555)               -
Decrease in license
         fee receivable                        13,704          145,604
   Increase in accrued
      franchise tax                                 -              571
                                            ---------          -------

Net cash used in
   operating activities                    (1,093,848)        (212,293)
                                           ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                          -           (5,472)
      Notes Receivable funded                (775,000)               -
                                             ---------      -----------
Net cash used in investing activities        (775,000)          (5,472)
                                             ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                    1,281,988          277,385
                                            ---------      -----------
   Net cash provided by
     financing activities                   1,281,988          277,385
                                            ---------      -----------
Net change in cash and
  cash equivalents                           (586,860)          59,620
                                             --------       ----------
CASH AND CASH EQUIVALENTS,
     beginning of period                      845,668            (516)
                                            ---------       ----------
CASH AND CASH EQUIVALENTS,
     end of period                       $    258,808     $     59,104
                                            =========       ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes            $      3,100     $          -
                                            =========        =========
   Cash paid for interest                $          -     $          -
                                            =========       ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to July 31, 1999
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (8,365,389)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                             1,035,432
  Depreciation and amortization                               357,810
  Loss on sale of property and equipment                       28,683
  (Increase) in other assets                                   (6,000)
  (Increase) in deposit                                        (3,300)
  (Increase) in patents                                      (383,208)
  (Increase) in officer's advances                            (46,137)
   Increase in accrued payroll taxes,
    interest and penalties                                    567,790
  Increase in accrued franchise tax                             1,371
  Increase in deferred licensing revenue                    5,000,000
  (Increase) in incense fee  receivable                    (4,634,053)
                                                           ----------
Net cash used in operating activities                      (6,447,001)
                                                           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (269,581)
  Proceeds from the sale of property and equipment            118,725
  Notes receivable funded                                    (775,000)
                                                            ---------
Net cash used in investing activities                        (925,856)
                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                       7,692,479
  Common stock repurchased                                    (13,501)
  Payments on obligations under capital leases                (47,313)
                                                           ----------
Net cash provided by financing activities                   7,631,665
                                                           ----------
Net change in cash and cash equivalents                       258,808

CASH AND CASH EQUIVALENTS, beginning of period                      -
                                                           ----------

CASH AND CASH EQUIVALENTS, end of period                 $    258,808
                                                            =========

SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes      $     11,400
                                                            =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended July 31, 1999 and Year Ended January 31, 1999






                                                    Accumulated
                                                    Deficit
                                                    During
                  Common Stock        Paid-in       Development
               Shares    Amount       Capital       Stage            Total

Balance,
  1/31/1998   13,709,190  $13,709      $5,488,790  $(5,926,669)    $ (424,170)
              ----------   ------       ---------   ----------      ---------
Common stock
  issued       2,144,359    2,144       1,927.778            -      1,919,922

Net loss               -        -               -   (1,397,218)    (1,397,218)
              ----------   ------       ---------   ----------       --------
Balance,
  1/31/1999   15,853,549   15,853       7,416,568   (7,323,887)       108,534
              ----------   ------      ----------    ---------        -------
Common stock
   issued      1,484,258    1,484       1,038,764            -      1,040,248

Net loss               -        -               -     (526,633)      (526,633)
              ----------   ------       ---------   ----------      ---------
Balance,
 4/30/1999    17,337,807   17,337       8,455,332   (7,850,520)       622,149
              ----------   ------      ----------    ----------      --------

Common stock
   Issued        290,000      290         241,450             -        241,740

Net loss               -        -               -      (514,869)      (514,869
               ---------   -------   -----------      ----------     ---------

Balance,
  7/31/1999   17,627,807    17,627    $ 8,696,782   $(8,365,389)   $  349,020
             =========== =========     ==========   ===========       =======

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to July 31, 1999
(UNAUDITED)

                                                           Accumulated
                                                           Deficit
                                                           During
                          Common Stock        Paid-in      Development
                        Shares     Amount     Capital      Stage             Total

Balance, Inception
 (February 7, 1986)          -  $      -     $       -      $       -        $      -

Common stock
 issued             13,709,190    13,709    5,488,790               -         5,502,499

Net loss,
  cumulative                -         -            -       (5,807,244)       (5,807,244)
                    ---------    ------   ----------       ----------         ---------
Balance,
  1/31/1997        13,709,190    13,709    5,488,790       (5,807,244)         (304,745)
                   ----------    ------    ---------        ---------          --------
Net Loss                    -         -            -         (119,425)         (119,425)
                   ----------    ------    ---------       ----------          --------
Balance,
 1/31/1998         13,709,190    13,709    5,488,790       (5,926,669)         (424,170)
                   ----------   -------   ----------       ----------           --------
Common stock
 issued             2,144,359     2,144    1,927,778               -          1,929,922

Net loss                   -         -           -     (1,397,218)           (1,397,218)
                  ----------   -------  - ---------     ----------            ---------
Balance,
 1/31/1999        15,853,549    15,853    7,416,568    (7,323,887)              108,534
                  ----------   -------   ----------     ---------               -------
Common stock
  issued           1,484,258     1,484    1,038,764             -             1,040,248

Net loss                   -         -            -      (526,633)             (526,633)
                  ----------    ------   ----------     ----------             ---------
Balance,
   4/30/1999      17,337,807    17,337    8,455,332    (7,850,520)              622,149
                  ----------    ------   ----------     ----------              -------
Common stock
 issued              290,000       290      241,450             -               241,740

Net loss                   -         -            -      (514,869)             (514,869)
                   ----------   -------    ---------     ---------             --------
Balance,
 7/31/1999         17,627,807 $ 17,627   $ 8,696,782 $ (8,365,389)          $   349,020
                   ========== ========   ===========   ===========              =======







International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

Notes to Financial Statements

July 31, 1999 and January 31, 1999


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 31, 1999 and the results of operations for the three and six months ended July 31, 1999 and 1998 and cash flows for each of the six month periods ended July 31, 1999 and 1998. The results of operations for the interim periods ended July 31, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

In the opinion of International Thermal Packaging, Inc. (the "Company") the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and 2000 for additional information relevant to significant accounting policies followed by the Company.


2.  Organization and Nature of Business

International Thermal Packaging, Inc. (the "Company") was incorporated on
February 7, 1986 ("Inception"), in the State of California. The Company is in the development stage and operations have consisted primarily of research and development and administrative activities. The Company uses employees and employs independent contractors to manage the Company and sell securities. The Company has developed certain prototypes for demonstration purposes only, which showcase its unique self-cooling and self-heating processes and patented technology for potential use in the food and beverage industries. It is the intent of the Company to assist it's exclusive Licensee in the completion of the designing, development, manufacture, and marketing of these prototypes.

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

Consideration for this Agreement was five million dollars and was to have been paid as follows:

     * $100,000 (which has been credited against license and technical assistance fees)
     * $150,000 due upon exercise of option (already paid)
     * $1,187,500 no later than October 1, 1999
     * $1,187,500 no later than October 1, 2000
     * $1,187,500 no later than October 1, 2001
     * $1,187,500 no later than October 1, 2002

The five million dollars license fee is non-refundable. However, if the Agreement is deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and the Company is obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement.

In addition to the license fee above, Licensee was required to pay royalties of 1 cent ($.01) per unit for cooling beverages containers and 4.75% of the selling price for heating products. The royalty rate shall be adjusted annually for inflation according to the US Government Los Angeles Consumer
Price Index (CPI) up to five decimal places for the preceding calendar year. The CPI increase cannot exceed 150% over the term of the Agreement.

As of January 31, 1999, the Licensee advanced $352,243 to the Company, which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of the Company for research and development. FUTECH made payments directly to research laboratories for the Company and the Company would record research and development expense and reduce the License Fee Receivable.

The Company came to the conclusion in the quarter ended January 31, 2000 that since FUTECH had not provided the necessary consideration for the license, nor had Licensee made any scheduled royalty payments, the License Agreement is null and void. As a result, all License Fee Revenue and Receivable amounts under the Agreement were reserved for in the financial statements for the year ended January 31, 2000.


c.    Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling
$212,651 through October 1992. Penalties and interest totaling $ 355,139 and $ 332,639 were accrued through July 31, 1999 and January 31, 1999, respectively and are reflected in the total outstanding liability of $ 567,790 and $ 545,290. The current period amounts are reflected on the accompanying balance sheets.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $567,790 at July 31, 1999. The Company has not paid any of these outstanding amounts as of the date of this report.


7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. For the periods ended July 31, 1999 and January 31, 1999, no royalties were accrued.
Previously accrued royalties were $ 15,575 for the year ended January 31, 1998 and officer advances for the year ended January 31, 1999 in the amount of $ 15,575 were used to offset a portion of the balance of accrued royalties.

Additionally, the Company advanced certain officers a total of $ 46,137 during the period ended July 31, 1999. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended January 31, 2000.

8. Concentration of Credit Risk

Previously, approximately 100% of the Company's potential sources of revenue from license fees and royalties were from its Licensee FUTECH Corp.
Additionally, approximately 100% of the Company's receivables were from its licensee as well. Management has determined that there is no potential loss due to the credit risk as of January 31, 1999. In the quarter ended, and as of January 31, 2000, all license fee receivable and deferred revenue amounts have been fully reserved for. See note 6(b) for additional information related to the FUTECH Corp. License Agreement.

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

In April 1999, the Company advanced $ 50,000 to CH Technologies for its purchase of a Canadian license from FUTECH Corp., The Company's former worldwide licensee. CH Technologies executed a note for this amount, and this amount, and the note matures when ITP delivers a working prototype to FUTECH. Due to the current state of the FUTECH Agreement, this amount was fully registered for in the quarter ended January 31, 2000.


10.  Stock Options

a.        On July 15, 1998 the board of directors approved the Company's
Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company.
Following is a list of the options granted to the employees:


        Employee         Number of Shares

     Dennis Brown                1,000,000
     Dennis Thomas               1,000,000
     Hans Schiedner                250,000
                                  -----------
              Total              2,250,000
                                  ==========
The board also granted stock options to Lance Kerr, the Company's outside attorney, for 500,000 shares.  The options entitle the holder to purchase one share of common sock at a price of $0.70 per share beginning on July
15, 1999, one year after grant date.  The Options are valid for a period of five years and expire on July 15, 2003.


 b. The Company determined in February 2000 that 2,350,000 options granted to Dennis Thomas, President and Dennis Brown, Chief Financial
Officer had been cancelled by prior management without giving either
Brown or Thomas the opportunity to exercise these options. The options granted on May 23, 1990 at $0.10 per share were to have expired on May 23, 1995. The Board of Directors in their meeting on April 19,
2000 reinstated retroactively these options giving Thomas and Brown until May 1, 2004 to exercise them.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF PLAN
OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the three months ended July 31, 1999 the Company received proceeds for the sale of common stock of of $ 241,740 (unaudited)net of issuance costs. In the three months ended July 31, 1998 the Company received proceeds for the sale of common stock of $ 235,710 (unaudited)net of issuance costs.

  In the six months ended July 31, 1999
the Company received proceeds for the sale of common stock of of $ 1,281,988 (unaudited)net of issuance costs. In the six months ended July 31, 1998 the Company received proceeds for the sale of common stock of $ 277,385 (unaudited)net of issuance costs.

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

RESULTS OF OPERATIONS

  For the three months ended July 31, 1999 and 1998 the Company had operating losses of $ 506,601 (unaudited) and $ 203,857 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended $ 115,545 (unaudited) for research and development for the three months ended 4/30/1999 and $ 31,392 for the three months ended 4/30/1998.


  For the six months ended July 31, 1999 and 1998 the Company had operating losses of $ 1,021,581 (unaudited) and $ 344,496 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 116,690 (unaudited) for research and development for the year ended 7/31/1999 and $ 139,992 for the three months ended 7/31/1998.



  We had legal and other professional fees of $ 90,047
(unaudited) for the three months ended July 31, 1999 compared to $ 15,045 during the three months ended July 31, 1998. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the
Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and with the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss were increased travel costs.

  Travel costs increased from $ 8,313 (unaudited) for the three months ended July 31, 1998 to $ 89,464 (unaudited) for the three months ended July 31, 1999. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The Company issued additional common stock for cash net of issuance costs in the amount of $ 241,470 (unaudited) and $ 235,710 during quarters ended April 30, 1999 and 1998, respectively.

  We had legal and other professional fees of $ 175,368
(unaudited) for the six months ended July 31, 1999 compared to $ 17,470 during the six months ended July 31, 1998. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss were increased travel costs and marketing costs.



  Travel costs increased from $ 9,671 (unaudited) for the six months ended July 31, 1998 to $ 161,855 (unaudited) for the six months ended July 31, 1999. Marketing costs increased from $ 37,966 to $ 145,821 (unaudited)for the six months ended July 31,
1998 to July 31, 1999 respectively. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the Company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 1,281,988
(unaudited) and $ 277,385 during quarters ended July 31, 1999 and 1998, respectively.















PART II

ITEM 1.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation


ITEM  6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
July 31, 1999.



































