Form 10-Q
period 1999-10-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2000-11-22
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 1999

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of October 31, 1999 was 18,235,207 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
October 31, 1999 and 1998.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
October 31, 1999 and January 31, 1999
(Unaudited)
                                          (UNAUDITED)
ASSETS                                     October 31.       January
                                             1999              1999
CURRENT ASSETS:

Cash and cash equivalents                 $     97,855    $   845,668
License fee receivable                       1,071,553      1,085,257
Notes receivable                               775,000              -
Officers' advances                              46,137              -
                                               -------      ---------
Total current assets                         1,990,545      1,930,925
                                            ----------      ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 5,064 at
 October 31, 1999 and $ 2,187
 at January 31, 1999                            15,710         16,535

OTHER ASSETS:

 License fee receivable                      3,562,500      3,562,500
 Patents, net of accumulated
  amortization of $ 208,624 at
  October 31, 1999 and $ 191,718
  at January 31, 1999                          174,584        191,490
 Other assets                                    6,000              -
 Deposit                                         3,300          3,300
                                            ----------      ---------
Total other assets                           3,746,384      3,757,290
                                            ----------      ---------
TOTAL ASSETS                              $  5,752,639   $  5,704,750
                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

 Accrued payroll taxes,
  interest and penalties                  $   579,040    $   545,290
 Accounts payable and
  accrued expenses                                  -         49,555
 Accrued franchise tax                          1,371          1,371
                                             --------        -------
Total current liabilities                     580,411        596,216
                                             --------        -------
DEFERRED LICENSING REVENUE                  5,000,000      5,000,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock -
  Authorized shares 50,000,000;
  Issued and outstanding -
  18,235,207 at October 31, 1999
  and 15,853,549 at
    January 31, 1999                        9,462,669     7,432,421
 Deficit accumulated during the
  development stage                        (9,290,441)   (7,323,887)
                                           ----------    ----------

Total stockholders'
 equity (deficit)                             172,228       108,534
                                           ----------     ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                             $  5,752,639   $ 5,704,750
                                          ===========    ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended October 31, 1999 and 1998


                                             October 31     October 31,
                                             1999           1998

REVENUE                                   $             -    $         -

OPERATING EXPENSES
 Research and development                         201,572          6,216
 General and administrative                       738,917        315,924
 Financial consulting                            (24,700)         42,140
                                                 --------       --------
                                                 915,789         364,280

LOSS FROM OPERATIONS                            (915,789)       (364,280)

Other income                                           -           5,495
Interest income                                    1,987           1,021
Interest expense- payroll taxes                  (11,250)        (10,342)
                                              ----------       ---------
LOSS BEFORE INCOME TAXES                        (925,052)       (368,106)

Income taxes                                           -              -
                                              ----------     ----------
NET LOSS                                    $   (925,052)  $   (368,106)
                                              ==========    ===========
LOSS PER COMMON SHARE

           Basic                            $      (0.00)  $     (0.00)
                                               ==========     =========
           Diluted                          $      (0.00)  $     (0.00)
                                               ==========    ==========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                  17,931,507     14,781,370
                                              ==========     ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Nine Months Ended October 31, 1999 and 1998
(Unaudited)

                                           October 31,          October 31,
                                              1999                 1998


REVENUE                                    $      -            $      -

OPERATING EXPENSES

Research and development                    318,262             146,208
General and administrative                1,457,041             529,474
Financial consulting                        162,067              33,094
                                           --------            --------
                                          1,937,370             708,776

LOSS FROM OPERATIONS                     (1,937,370)           (708,776)

Other income                                      -               5,732
Interest income                               7,666               1,321
Interest expense- payroll taxes             (33,750)            (30,261)
                                       ------------           ---------
LOSS BEFORE INCOME TAXES                 (1,963,454)           (731,984)

Income taxes                                  3,100                 800
                                         ----------          ----------
NET LOSS                                $(1,966,554)         $ (732,784)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.12)         $     (0.05)
                                         =========           ===========
            Diluted                     $    (0.12)         $     (0.05)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            17,044,378            14,261,365
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to October 31, 1999
(UNAUDITED)

REVENUE                                  $           -

OPERATING EXPENSES

Research and development                     3,202,745
General and administrative                   5,215,023
Financial consulting                           427,832
                                             ---------
                                             8,845,600

LOSS FROM OPERATIONS                        (8,845,600)

Loss on investment
   in affiliate
   under equity method                        (173,933)
Other income                                    11,764
Other expense                                  (29,552)
Interest income                                 13,597
Interest expense                              (254,517)
                                           -----------

LOSS BEFORE INCOME TAXES              $    (9,278,241)

Income taxes                                   12,200
                                           ----------
NET LOSS                              $    (9,290,441)
                                       ==============
LOSS PER COMMON SHARE

     Basic                            $        (0.63)
                                       ==============
      Diluted                                  (0.63)
                                       ==============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                               14,825,990
                                        =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 For the Nine Months October 31, 1999 and 1998

                                           October 31         October 31
                                             1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $  (1,966,554)       (732,784)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization                19,782          18,021
   (Increase) in officer's advances            (46,137)        (33,177)
   (Increase) in other assets                   (6,000)              -
    Increase in accrued payroll taxes,
       Interest and penalties                   33,750          30,260
    (Decrease) in accounts payable
          and accrued expenses                 (49,555)         (5,000)
 Decrease in license
         fee receivable                         13,704         175,554
   Increase in accrued
      franchise tax                                 -              571
                                            ---------          -------
Net cash used in
   operating activities                    (2,001,010)        (546,555)
                                           ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     (2,051)         (18,722)
      Notes Receivable funded                (775,000)               -
                                            ---------      -----------
Net cash used in investing activities        (777,051)         (18,722)
                                            ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                    2,030,248          994,328
                                            ---------      -----------
   Net cash provided by
     financing activities                   2,030,248          994,328
                                            ---------      -----------
Net change in cash and
  cash equivalents                           (747,813)         429,051
                                            ---------       ----------
CASH AND CASH EQUIVALENTS,
     beginning of period                      845,668            (516)
                                            ---------       ----------
CASH AND CASH EQUIVALENTS,
     end of period                       $     97,855     $    428,535
                                            =========       ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes            $      3,100     $          -
                                            =========        =========
   Cash paid for interest                $          -     $          -
                                            =========       ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to October 31, 1999
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (9,290,442)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                             1,035,432
  Depreciation and amortization                               364,451
  Loss on sale of property and equipment                       28,683
  (Increase) in other assets                                   (6,000)
  (Increase) in deposit                                        (3,300)
  (Increase) in patents                                      (383,208)
  (Increase) in officers' advances                            (46,137)
   Increase in accrued payroll taxes,
    interest and penalties                                    579,040
  Increase in accrued franchise tax                             1,371
  Increase in deferred licensing revenue                    5,000,000
  (Increase) in incense fee  receivable                    (4,634,053)
                                                           ----------
Net cash used in operating activities                      (7,354,163)

      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (271,632)
  Proceeds from the sale of property and equipment            118,725
  Notes receivable funded                                    (775,000)
                                                            ---------
Net cash used in investing activities                        (927,907)
                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                       8,440,739
  Common stock repurchased                                    (13,501)
  Payments on obligations under capital leases                (47,313)
                                                           ----------
Net cash provided by financing activities                   8,379,925
                                                           ----------
Net change in cash and cash equivalents                        97,855

CASH AND CASH EQUIVALENTS, beginning of period                      -
                                                           ----------
CASH AND CASH EQUIVALENTS, end of period                  $    97,855
                                                            =========
SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes       $    11,400
                                                            =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended October 31, 1999 and Year Ended January 31, 1999



                                                     Accumulated
                                                     Deficit
                                                     During
                  Common Stock        Paid-in        Development
               Shares      Amount     Capital        Stage           Total

Balance,
  1/31/1998   13,709,190  $13,709      $5,488,790  $(5,926,669)    $ (424,170)
              ----------   ------       ---------   ----------       ---------
Common stock
  issued       2,144,359    2,144       1,927,778            -      1,929,922

Net loss               -        -               -   (1,397,218)    (1,397,218)
              ----------   ------       ---------   ----------      ---------
Balance,
  1/31/1999   15,853,549   15,853       7,416,568   (7,323,887)       108,534
              ----------   ------      ----------   -----------      ---------
Common stock
   issued      1,484,258    1,484       1,038,764            -       1,040,248

Net loss              -         -               -     (526,633)       (526,633)
             ----------    ------       ---------    ----------      ---------
Balance,
 4/30/1999   17,337,807    17,337       8,455,332   (7,850,520)        622,149
            ----------    ------        ---------   ----------        --------

Common stock
   Issued      290,000       290          241,450            -         241,740

Net loss             -         -                -     (514,869)       (514,869)
             ---------   -------      -----------    ----------      ---------
Balance,
  7/31/1999 17,627,807    17,627        8,696,782   (8,365,389)        349,020

Common stock
   Issued      607,400       608          747,652            -         748,260

Net loss             -         -                -     (925,052)
             ---------   -------      -----------    ----------       ---------
Balance,
  10/31
  1999       18,235,207 $ 18,235      $ 9,444,434 $  (9,290,441)    $  172,228
            =========== ========        =========     =========        =======

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to October 31, 1999
(UNAUDITED)

                                                           Accumulated
                                                           Deficit
                                                           During
                          Common Stock        Paid-in      Development
                        Shares     Amount     Capital      Stage             Total
Balance, Inception
 (February 7, 1986)          -  $      -     $       -      $       -        $      -

Common stock
 +ssued             13,709,190    13,709     5,488,790              -          5,502,499
Net loss,
  cumulative                 -         -             -     (5,807,244)        (5,807,244)
                     ---------    ------    ----------     ----------          ---------
Balance,
  1/31/1997         13,709,190    13,709    5,488,790     (5,807,244)           (304,745)
                    ----------    ------    ---------      ---------             -------
Net Loss                     -         -            -       (119,425)           (119,425)
                    ----------    ------    ---------      ----------           --------
Balance,
 1/31/1998          13,709,190    13,709    5,488,790     (5,926,669)           (424,170)
                    ----------   -------   ----------     ----------            --------
Common stock
 issued              2,144,359     2,144    1,927,778              -           1,929,922
Net loss                     -         -            -     (1,397,218)         (1,397,218)
                    ----------   -------   ----------     ----------           ---------
Balance,
 1/31/1999          15,853,549    15,853    7,416,568     (7,323,887)            108,534
                    ----------   -------   ----------      ---------             -------
Common stock
  issued             1,484,258     1,484    1,038,764              -           1,040,248
Net loss                     -         -            -       (526,633)           (526,633)
                    ----------    ------   ----------     ----------            ---------
Balance,
   4/30/1999        17,337,807    17,337    8,455,332     (7,850,520)           622,149
                    ----------    ------   ----------     ----------            -------
Common stock
 issued                290,000       290     241,450               -            241,740
Net loss                     -         -           -        (514,869)          (514,869)
                    ----------   -------   ---------       ---------           --------
Balance,
 7/31/1999          17,627,807     17,627   8,696,782     (8,365,389)           349,020
                    ----------    -------   ---------     ----------            -------
Common stock
 issued                607,400        608     747,652              -            748,260
Net loss                     -          -           -       (925,052)          (925,052)
                    ----------    -------   ---------      ---------            --------
Balance,
 10/31/1999         18,235,207   $ 18,235 $ 9,444,434   $ (9,290,441)      $     172,228
                    ========== ==========   =========     ==========             =======


International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

Notes to Interim Financial Statements

October 31, 1999 and January 31, 1999


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of October 31, 1999 and the results of operations for the three and six months ended October 31, 1999 and 1998 and cash flows for each of the nine month periods ended October 31, 1999 and 1998. The results of operations for the interim periods ended October 31, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

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

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $579,040 at October 31, 1999. The Company has not paid any of these outstanding amounts as of the date of this report.


7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. For the periods ended October 31, 1999 and January 31, 1999, no royalties were accrued. Previously accrued royalties were $ 15,575 for the year ended January 31, 1998 and officer advances for the year ended January 31, 1999 in the amount of $ 15,575 were used to offset a portion of the balance of accrued royalties.

Additionally, the Company advanced certain officers a total of $ 46,137 during the period ended October 31, 1999. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended January 31, 2000.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF PLAN
OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the three months ended October 31, 1999 the Company received proceeds for the sale of common stock of of $ 748,260 (unaudited)net of issuance costs. In the three months ended October 31, 1998 the Company received proceeds for the sale of common stock of $ 716,943 (unaudited)net of issuance costs.

  In the nine months ended October 31, 1999 the Company received proceeds for the sale of common stock of of $ 2,030,248 (unaudited)net of issuance costs. In the nine months ended October 31, 1998 the Company received proceeds for the sale of common stock of $ 994,327 (unaudited)net of issuance costs.

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

RESULTS OF OPERATIONS

  For the three months ended October 31, 1999 and 1998 the Company had operating losses of $ 915,789 (unaudited) and $ 364,280 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended $ 201,572 (unaudited) for research and development for the three months ended 10/31/1999 and $ 6,216 for the three months ended 10/31/1998.


  For the nine months ended October 31, 1999 and 1998 the Company had operating losses of $ 1,937,370 (unaudited) and $ 708,776 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 318,262 (unaudited) for research and development for the year ended 10/31/1999 and $ 146,208 for the three months ended 10/31/1998.



  We had legal and other professional fees of $ 373,636 (unaudited) for the three months ended October 31, 1999 compared to $ 16,428 during the three months ended October 31, 1998. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss were increased travel costs.

  Travel costs increased from $ 4,465 (unaudited) for the three months ended October 31, 1998 to $ 122,541 (unaudited) for the three months ended October 31, 1999. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The Company issued additional common stock for cash net of issuance costs in the amount of $ 748,260 (unaudited) and $ 716,943 during three months ended October 31, 1999 and 1998, respectively.

  We had legal and other professional fees of $ 549,003
(unaudited) for the nine months ended October 31, 1999 compared to $ 33,898 during the nine months ended October 31, 1998. The majority of the legal and professional fees resulted from litigation with Tempra Technology and the former President of the
Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss were increased travel costs and marketing costs.



  Travel costs increased from $ 14,136 (unaudited) for the nine months ended October 31, 1998 to $ 284,396 (unaudited) for the nine months ended October 31, 1999. Marketing costs increased from $ 119,553 to $ 276,071 (unaudited)for the nine months ended October 31, 1998 to October 31, 1999 respectively. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the Company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 748,260
(unaudited) and $ 716,943 during quarters ended October 31, 1999 and 1998, respectively.

PART II

ITEM 1.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation


ITEM  6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
October 31, 1999.