Form 10-Q
period 2000-04-30
INTERNATIONAL THERMAL PACKAGING INC
filed 2001-03-06
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 30, 2000

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of April 30, 2000 was 17,434,434 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
April 30, 2000 and 1999.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
April 30, 2000 and January 31, 2000
(Unaudited)

ASSETS                                              April 30.   January 31,

                                                      2000         2000
CURRENT ASSETS:

Cash and cash equivalents                       $    305,329   $    95,347
Notes receivable, net of allowances
 for doubtful amounts of $ 965,000
 at April 30, 2000 and January 31, 2000                    -             -
License fee receivable, net of allowance
 for doubtful amounts of $ 1,071,553
 at April 30, 2000 and January 31, 2000                    -             -
                                                     -------     ---------
Total current assets                                 305,329        95,347
                                                     -------     ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 7,173 and
 $ 6,102 at April 30, 2000 and
 January 31, 2000                                     26,374        14,671

OTHER ASSETS:

License fee receivable, net of
 doubtful amounts of $ 3,562,500
 at April 30, 2000 and                                     -             -
 January 31, 2000
Patents, net of accumulated
 amortization of $ 219,894 and
 $ 214,259 at April 30, 2000 and
 January 31, 2000.                                  163,314        168,949
Other assets, net of allowance
 for doubtful amounts of $ 57,137
 at April 30, 2000 and
 January 31, 2000.                                        -              -
Deposit                                               3,300          3,300
                                                 ----------      ---------
Total other assets                                  166,614        172,249
                                                 ----------      ---------
TOTAL ASSETS                                    $   498,317    $   282,267
                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:

Accrued payroll taxes,
  interest and penalties                            601,540        590,290
Accounts payable and
 Accrued expenses                                    58,394        320,850
Accrued franchise tax                                     -              -
                                                   --------        -------
Total current liabilities                           659,934        911,140
                                                   --------        -------
DEFERRED LICENSING REVENUE,
 net of allowance of $ 4,634,054
 at April 30, 2000 and
 January 31, 2000                                  365,946         365,946

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - Authorized shares
 50,000,000  Issued and outstanding -
 17,343,434 and 16,162,552 at
 April 30, 2000 and January 31, 2000           11,646,352        9,892,689
Deficit accumulated during the
development stage                             (12,173,915)     (10,887,508)
                                               ----------        ---------

Total stockholders'
equity (deficit)                                 (527,563)        (994,819)
                                               ----------         ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                                $     498,317       $   282,267
                                              ===========        ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2000 and 1999


                                            April 30,            April 30,
                                              2000                 1999


REVENUE                                    $      -              $    -

OPERATING EXPENSES

Research and development                    514,007               1,145
General and administrative                  653,882             405,993
Financial consulting                        107,667             107,842
                                           --------            --------
                                           1,275,556            514,980

LOSS FROM OPERATIONS                      (1,275,556)          (514,980)

Interest income                               1,199               2,697
Interest expense- payroll taxes             (11,250)            (11,250)
                                       ------------            ---------
LOSS BEFORE INCOME TAXES                 (1,285,607)           (523,533)

Income taxes                                    800               3,100
                                         ----------          ----------

NET LOSS                               $ (1,286,407)       $(   526,633)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.08)         $     (0.03)
                                         ==========          ===========
            Diluted                     $    (0.08)         $     (0.03)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            16,752,993            16,754,937
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to April 30, 2000

(UNAUDITED)

REVENUE                                        $          -

OPERATING EXPENSES

Research and development                          3,763,525
General and administrative                        6,348,505
Financial consulting                                574,895
                                                  ---------
                                                 10,686,925

LOSS FROM OPERATIONS                            (10,686,925)

Loss on investment
   in affiliate
   under equity method                             (173,933)
Other income                                         11,764
Other expense                                       (29,552)
Interest income                                      14,866
Interest expense - payroll taxes                   (277,087)
Provision for reserve for advances               (1,022,137)
                                                -----------

LOSS BEFORE INCOME TAXES                       (12,163,004)

Income taxes                                         10,911
                                                 ----------
NET LOSS                                  $     (12,173,915)
                                             ==============
LOSS PER COMMON SHARE

     Basic                                $           (0.82)
                                             ==============
     Diluted                              $           (0.82)
                                             ==============

 WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                     14,853,789
                                              =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Years Ended April 30, 2000 and 1999

                                            April 30       April 30
                                              2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $ (1,286,407)   $ (526,633)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization               6,706         6,571
   (Increase) in officers' advances                -       (46,137)
   (Increase) in other assets                               (5,000)
    Increase in accrued payroll taxes,
       interest and penalties                 11,250        11,250
   (Decrease) in accounts payable
          and accrued expenses              (262,455)      (49,555)
    Decrease in license fee receivable             -        13,704
                                            ---------      -------

Net cash used in
   operating activities                    (1,530,906)    (595,800)
                                            ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                    (12,775)            -
     Notes receivable funded                       -      (775,000)
                                           ---------     ---------
Net cash used in investing activities        (12,775)     (775,000)
                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                   1,753,663     1,040,248
                                           ---------     ---------
   Net cash provided by
     financing activities                  1,753,553     1,040,248
                                           ---------     ---------
Net change in cash and
  cash equivalents                           209,982      (330,552)
                                            --------      --------

CASH AND CASH EQUIVALENTS,
     beginning of period                      95,347       845,668
                                             -------      --------
CASH AND CASH EQUIVALENTS,
     end of period                      $    305,329    $  515,116
                                           =========       =======
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes           $       800     $   3,100
                                           =========      ========
   Cash paid for interest               $         -     $       -
                                           =========      ========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to April 30, 2000

(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        $  (12,173,915)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                        1,035,432
  Depreciation and amortization                          377,830
  Loss on sale of property and equipment                  28,683
  (Increase) in deposit                                   (3,300)
  (Increase) in patents                                 (383,208)
  (Increase) in officer advances                         (46,137)
  (Increase) in other assets                              (5,500)
  Increase in accrued payroll taxes,
    interest and penalties                               601,540
  Increase in accounts payable
     And accrued expenses                                 58,395
  Increase in deferred licensing revenue                 365,946
                                                      ----------
Net cash used in operating activities                (10,092,597)
                                                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (284,406)
  Proceeds from the sale of property and equipment       118,725
                                                       ---------
Net cash used in investing activities                   (165,681)
                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                 10,624,421
  Common stock repurchased                               (13,501)
  Payments on obligations under capital leases           (47,313)
                                                      ----------
Net cash provided by financing activities             10,563,607
                                                      ----------
Net change in cash and cash equivalents                  305,329

CASH AND CASH EQUIVALENTS, beginning of period                 -
                                                      ----------
CASH AND CASH EQUIVALENTS, end of period               $ 305,329
                                                      ==========
SUPPLEMENTAL DISCLOSURE,
           Cash paid for income taxes                  $  10,111
                                                      ==========
          Cash paid for interest                      $      70
                                                  ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended April 30, 2000 and Year Ended January 31, 2000






                                                     Accumulated
                                                     Deficit
                                                     During
                     Common Stock      Paid-in       Development
                   Shares    Amount    Capital       Stage           Total

Balance,
  1/31/1999    15,853,549    15,853    7,416,568   (7,323,887)        108,534
               ----------    ------    ---------    ----------        -------

Common stock
   issued      2,897,886      2,898    2,457,370                    2,460,268

Common stock
   Cancelled  (2,588,883)    (2,589)       2,589            -               -

Net loss               -          -            -   (3,563,621)     (3,563,621)

              ----------     ------    ---------   ----------        ---------
 Balance,
  1/31/2000    16,162,552    16,162    9,876,527  (10,887,508)       (994,819)
               ----------    ------    ---------    ----------       -------

Common stock
   issued      1,180,882      1,181    1,732,482             -      1,753,663

Net Loss               -          -            -     (1,286,407)   (1,286,407)

Balance,
 4/30/2000   17,343,434     $17,343  $ 11,629,009 $ (12,173,915)   $ (527,563)
             ==========     ======     =========    ==========      =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)


STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (February 7, 1986) to April 30, 2000

(UNAUDITED)



                                                        Accumulated
                                               Deficit
                                                        During
                         Common Stock        Paid-in    Development
                        Shares   Amount      Capital    Stage           Total
Total


Balance, Inception
 (February 7, 1986)         -   $      -      $       -  $       -    $      -


Common stock
 issued            13,718,190     13,718      5,488,790          -  5,502,508

Common stock
 repurchased
 (See Note 5)          (9,000)        (9)                   (13,492)
(13,501)

Net loss,
  cumulative                -          -              - (5,913,177)(5,913,177)

                    ---------     ------     ---------- ----------  ---------
Balance, 1/31/1998 13,709,190     13,709      5,488,790 (5,926,669)  (424,170)
                   ----------     ------     ---------- ----------  ---------

Common Stock
 issued             2,144,359      2,144     1,927,778           -   1,929,922

Net loss                   -           -             -  (1,397,218)(1,397,218)
                  ----------     -------    ----------   ---------- ---------
Balance,
 1/31/1999        15,853,549   15,853        7,416,568  (7,323,887)   108,534

                 ----------  -------       ----------    ---------   -------
Common stock
  issued           2,897,886    2,898        2,457,370            -  2,460,268

Common stock
 cancelled        (2,588,883)  (2,589)           2,589           -           -

Net loss                   -        -                -  (3,563,621)(3,563,621)
                 ----------   --------      ----------   ----------  ---------
Balance,
 1/31/2000        16,162,552   16,162       9,876,527   (10,887,508)(994,819)

Common Stock
 issued             1,180,882    1,181     1,752,482           -    1,753,663

Net loss                   -           -             -  (1,286,407)(1,286,407)
                  ----------     -------    ----------   ---------- ---------

Balance,
   4/30/2000     17,343,434 $   17,343  $ 11,629,009 $(12,173,915) $ (527,563)
                 ==========  =========  ==========  ============     =========

International Thermal Packaging, Inc.
A Development-Stage Enterprise)

Notes to Financial Statements

April 30, 2000 and January 31, 2000


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 30, 2000 and the results of operations for the three months ended April 30, 2000 and 1999 and cash flows for each of the three month periods ended April 30, 2000 and 1999. The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

In the opinion of International Thermal Packaging, Inc. (the "Company") the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended January 31, 2000 for additional information relevant to significant accounting policies followed by the Company.


2.  Organization and Nature of Business

International Thermal Packaging, Inc. (the "Company") was incorporated on February 7, 1986 ("Inception"), in the State of California. The Company is in the development stage and operations have consisted primarily of research and development and administrative activities. The Company uses employees and independent contractors to manage the Company and to sell securities. The Company has developed certain prototypes for demonstration purposes only, which showcase its unique self-cooling processes and technology for potential use in the food and beverage industries. Patent applications are pending on the technology.

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

The Company is in the development stage and has had no significant operating results to date. Management intends to continue to finance development and related activities through the private offering of securities and fees generated from its exclusive worldwide licensing and option agreement; however there is no assurance that working capital will be secured or licensing agreements will be successfully negotiated.

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

f.   Revenue Recognition

Initial license fees received are deferred and amortized over the life of the respective Agreements not to exceed 20 years. In the quarter ended January 31, 2000, all amounts provided for under the FUTECH Agreement have been fully reserved. See Note 6(b) for additional information related to the FUTECH Corp. License Agreement.

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


ii. During the fiscal year ended January 31, 2000 the Company offered and sold approximately 2,897,886 shares of common stock at $ 1.00 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated August 1, 1998. The
Company received approximately $ 2,460,268 from the sale of these shares, not of issuance costs.

Discrepancies exist between disclosures contained in the PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the now ineffective FUTECH Agreement.

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



b. Option and License Agreement

Effective March 1998, the Company entered into a new exclusive option and license agreement with FUTECH Corp., a California corporation, for worldwide rights to the Company's patents and technology for a twenty-year term. According to the Agreement, the Licensee had timely exercised the
original option portion of the agreement.   The March 1998 new Agreement
superseded the old Agreement between the Company and FUTECH Corp., which was effective July, 1997.

Consideration for this agreement was five million dollars and was to have been payable as follows:

     * $100,000 (which has been credited against license and technical assistance fees)
     * $150,000 due upon exercise of option (already paid)
     * $1,187,500 no later than October 1, 1999
     * $1,187,500 no later than October 1, 2000
     * $1,187,500 no later than October 1, 2001
     * $1,187,500 no later than October 1, 2002

The five million dollars license fee is non-refundable. However, if the Agreement is deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and the Company was to be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement. As of April 30, 2000 no such cash has been received.

In addition to the license fee above, Licensee was required to pay royalties of 1 cent ($.01) per unit for cooling beverages containers and 4.75% of the selling price for heating products or 50% of the total royalty received by FUTECH, depending on the sublicense. The royalty rate was to be adjusted annually for inflation according to the US Government Los Angeles Consumer Price Index (CPI) up to five decimal place for the preceding calendar year. The CPI increase was not to exceed 150% over the term of the Agreement.

As of January 31, 2000, the Licensee had advanced $365,946 in the form of credits to the Company, which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of the Company for research and development. FUTECH made payments directly to research laboratories for the Company and the Company would record research and development expense and reduce the License Fee Receivable.

The Company came to the conclusion in the quarter ended January 31, 2000 that since FUTECH had not provided the necessary consideration for the license, nor had Licensee made any scheduled royalty payments, the License Agreement is null and void. As a result, all License Fee Revenue and Receivable amounts under the Agreement were reserved for in the financial statements for the quarter ended January 31, 2000. There have been no changes to the amount reserved since January 31, 2000.

c.    Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $212,651 through October 1992. Penalties and interest totaling $ 388,889 and $ 377,639 were accrued through April 30, 2000 and January 31, 2000, respectively and are reflected in the total outstanding liability of $ 601,540 and $ 590,290. The current period amounts are reflected on the accompanying balance sheets.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $ 601,540 at April 30, 2000. The Company has not paid any of these outstanding amounts as of the date of this report.

7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. Currently only one of these agreements is still in effect. It is with Dennis Thomas, the President of the Company. For the periods ended April 30, 2000 and January 31, 2000, no royalties were accrued. Previously accrued royalties were $ 15,575 at January 31, 1998 and officer advances for the year ended January 31, 1999 in the amount of $ 15,575 were used to offset a portion of the balance of accrued royalties.

Additionally, the Company advanced certain officers a total of $ 46,137 during the period ended January 31, 2000. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended January 31, 2000. There has been no changes to the amount reserved since January 31, 2000.

8. Concentration of Credit Risk

Previously, approximately 100% of the Company's potential sources of revenue from license fees and royalties are from its Licensee FUTECH Corp. Additionally, approximately 100% of the Company's receivables are from FUTECH as well. Management has determined that there is no potential loss due to the credit risk as of January 31, 1999. In the quarter ended, and as of January 31, 2000, all license fee receivable and deferred revenue amounts have been fully reserved for. See note 6(b) for additional information related to the FUTECH Corp. License Agreement. There have been no changes to the amount reserved since January 31, 2000.

Additionally, at various times throughout the year, the Company maintained cash balances with financial institutions in excess of FDIC limits.


9.    Notes Receivable


In February, 1999 the Company loaned $725,000 to CRT
Company, a New Jersey corporation. The note required interest at 10% per annum and matured on April 30, 1999. The Company received an assignment of a partnership interest held by CRT as security for the note. The Partnership, Delran Associates, L.L.C., holds as its primary asset, undeveloped land appraised at $4,000,000, located in New Jersey. Delran has a contract to sell part of the land to Trafalgar Associates for residential development. During fiscal year ended January 31, 2000 the Partnership is expected to either receive sufficient payments from Trafalgar Associates or obtain refinancing and repay the loan in one payment to include all principal and accrued interest. Because of the delinquency of the note, and due to the uncertainty of the timing of the refinance and/or sale, and the fact that CRT held a minority interest in the Partnership, the Company has engaged New Jersey legal counsel which has filed legal action on the Company's behalf. This note was fully reserved for in the quarter ended January 31, 2000, although the Company intends to vigorously pursue this action. There has been no change to the amount reserved since January 31, 2000.

In April 1999, the Company advanced $ 50,000 to CH Technologies for its purchase of a Canadian license from FUTECH Corp., The Company's former worldwide licensee. CH Technologies executed a note for this amount, and this amount, and the note matures when the Company delivers a working prototype to FUTECH. Due to the current state of the FUTECH Agreement, this amount was fully reserved for in the quarter ended January 31, 2000.There has been no changes to the amount reserved since January 31, 2000.

The Company advanced $ 190,000 in October and November 1999 to Richard Barkley. Barkley received these as advance payments for purchase of a water company, Oxy-Tech. This company was to be acquired as a demonstration company for the Company's sell-chilling technology. A dispute arose as to the purchase price for Oxy-Tech and the Company refused to advance further funds. The Company has not made a decision as to whether they will take any action with regards to the advances and, as a result, the full amount has not been reserved as uncollectible at January 31, 2000. There have been no changes to the amount reserved since January 31, 2000.

10.  Stock Options

a. On July 15, 1998 the board of directors approved the Company's Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company. Following is a list of the options granted to the employees:


        Employee         Number of Shares

     Dennis Brown                1,000,000
     Dennis Thomas               1,000,000
     Hans Schieder                 250,000
                               -----------
            Total                2,250,000
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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF PLAN
OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the three months ended April 30, 2000 the Company received proceeds for the sale of common stock of of $ 1,753,661 (unaudited)net of issuance costs. In the three months ended April 30, 1999 the Company received proceeds for the sale of common stock of $ 1,040,248 (unaudited)net of issuance costs.

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

RESULTS OF OPERATIONS

  For the three months ended April 30, 2000 and 1999 the Company had operating losses of $ 1,275,556 (unaudited) and $ 514,980 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 514,007 (unaudited) for research and development for the three months ended 4/30/2000 and $ 1,145 (unaudited) for the three months ended 4/30/1999.

  We had legal and other professional fees of $ 125,303
(unaudited) for the three months ended April 30, 2000 compared to $ 85,321 (unaudited) during the three months ended April 30, 1999. The majority of the legal and professional fees resulted from litigation with Tempra Technology, Inc., a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material negative financial consequences to us. Other costs which contributed to the increased loss were travel and marketing costs.

  Travel costs were $ 72,385 (unaudited)for the three months ended April 30, 1999 and $ 62,634 (unaudited) for the three months ended April 30, 2000. Marketing costs increased from $ 141,671 (unaudited)to $ 125,429 (unaudited)for the three months ended April 30, 1999 and 2000, respectively.
The travel costs related to sending
Company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The marketing costs relate to the efforts of the company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 1,753,661 (unaudited) and $ 1,040,248 (unaudited) during quarters ended April 30, 2000 and 1999, respectively.

PART II

ITEM 1.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation


ITEM  6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
April 30, 2000.