Form 10-Q
period 2000-07-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2001-03-06
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2000

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of July 31, 2000 was 17,465,434 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
July 31, 2000 and 1999.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
July 31, 2000 and January 31, 2000
(Unaudited)
                                       (UNAUDITED)
ASSETS                                     July 31.        January
                                             2000            2000
CURRENT ASSETS:

Cash and cash equivalents                 $     74,639   $    95.347
 Notes receivable, net of allowance
 for doubtful amounts of $ 965,000
 at July 31, 2000 and January
 31, 2000                                            -             -
License fee receivable, net of
 allowance for doubtful amounts
 of $ 1,071,553 at July 31, 2000
 and January 31, 2000                                 -            -
                                                -------     ---------
Total current assets                             74,639        95,347
                                              ---------     ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 3,113 and
 $ 6,102 at July 31, 2000 and
 January 31, 2000                                31,847        14,671

OTHER ASSETS:

License fee receivable, net of
  Allowance for doubtful amounts
  of $ 3, 562,500 at July 31, 2000
  and January 31, 2000                                -              -
Patents, net of accumulated
  amortization of $ 225,529 and
  $ 214,529 at July 31, 2000 and
  January 31, 2000                              157,678        168,949
Other assets, net of allowance
  For doubtful amounts of
  $ 57,137 July 31, 2000 and
  January 31, 2000                                6,000              -
 Deposit                                          3,300          3,300
                                             ----------      ---------
 Total other assets                             166,978        172,249
                                             ----------      ---------
TOTAL ASSETS                                $   273,464    $   282,267
                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:




 Accrued payroll taxes,
  interest and penalties                    $  612,790     $  590,290
 Accounts payable and
  accrued expenses                              77,377        320,850
                                              --------        -------
Total current liabilities                      690,167        911,140
                                              --------        -------
DEFERRED LICENSING REVENUE, net
  of allowance of $ 4,634,054
  at July 31, 2000 and
  January 31, 2000                            365,946         365,946

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock -
  Authorized shares 50,000,000;
  Issued and outstanding -
  17,465,434 and 16,162,552
  at July 31, 2000 and
  January 31, 2000                       11,899,207        9,892,689
 Deficit accumulated during the
  development stage                     (12,681,856)     (10,887,508)
                                         ----------        ---------

Total stockholders'
 equity (deficit)                          (782,649)        (994,819)
                                         ----------        ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                           $    273,464       $  282,267
                                        ===========       ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2000 and 1999


                                              July 31,      July 31,
                                               2000           1999

REVENUE                                  $           -      $       -

OPERATING EXPENSES
 Research and development                       35,501        115,545
 General and administrative                    444,114        312,131
 Financial consulting                           16,005         78,925
                                              --------       --------
                                               495,620        506,601

LOSS FROM OPERATIONS                          (495,620)      (506,601)

Interest income                                  1,438          2,982
Interest expense- payroll taxes                (11,359)       (11,250)
                                            ----------      ---------
LOSS BEFORE INCOME TAXES                      (505,541)     (514,869)

Income taxes                                     2,400             -
                                            ----------    ----------

NET LOSS                                  $   (507,941)   $ (514,869)
                                            ==========    ===========
LOSS PER COMMON SHARE

            Basic                         $      (0.03)  $    (0.03)

           Diluted                         $      (0.03)  $    (0.03)
                                             ==========   ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                 16,813,993   17,924,740
                                             ==========   ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Six Months Ended July 31, 2000 and 1999


                                            July 31,              July 31,
                                              2000                 1999


REVENUE                                    $      -              $    -

OPERATING EXPENSES

Research and development                    549,508              116,690
General and administrative                1,097,996              718,124
Financial consulting                        123,672              186,767
                                           --------             --------
                                          1,771,176            1,021,581

LOSS FROM OPERATIONS                     (1,771,176)          (1,021,581)

Interest income                               2,637                5,679
Interest expense- payroll taxes             (22,609)             (22,500)
                                       ------------            ---------
LOSS BEFORE INCOME TAXES                 (1,791,148)          (1,038,402)

Income taxes                                  3,200                3,100
                                         ----------           ----------

NET LOSS                                $ 1,794,348)        $(1,041,502)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.11)         $     (0.06)
                                         ==========          ===========
            Diluted                     $    (0.11)         $     (0.06)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            16,783,493            17,339,839
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to July 31, 2000
(UNAUDITED)

REVENUE                            $           -

OPERATING EXPENSES

Research and development                     3,799,026
General and administrative                   6,792,619
Financial consulting                           590,900
                                             ---------
                                            11,182,545

LOSS FROM OPERATIONS                       (11,182,545)

Loss on investment
   in affiliate
   under equity method                        (173,933)
Other income                                    11,764
Other expense                                  (29,552)
Interest income                                 16,304
Interest expense - payroll taxes              (288,446)
Provision for reserve for advances          (1,022,137)
                                            -----------

LOSS BEFORE INCOME TAXES              $    (12,668,545)

Income taxes                                    13,311
                                            ----------

NET LOSS                             $    (12,681,856)
                                        ==============
LOSS PER COMMON SHARE

      Basic                           $         (0.80)
                                        ==============
      Diluted                         $          (0.80)
                                        ==============

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                15,545,379
                                         =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 For the Six Months July 31, 2000 and 1999

                                            July 31           July 31
                                              2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                               $  (1,794,348)         (1,041,502)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization               8,281             13,142
   (Increase) in officers' advances          (15,000)           (46,137)
    Increase (Decrease) in other assets        9,000             (6,000)

    Increase in accrued payroll taxes,
       Interest and penalties                 22,500             22,500
    (Decrease) in accounts payable
          and accrued expenses              (243,472)           (49,555)
   Decrease in license
         fee receivable                            -             13,704
                                            ---------           -------

Net cash used in
   operating activities                    (2,013,039)      (1,093,848)
                                           ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      (14,187)                -
Notes Receivable funded                            -          (775,000)

                                            ---------       -----------
Net cash used in investing activities        (14,187)         (775,500)
                                           ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                    2,006,518        1,281,988
                                            ---------      -----------
   Net cash provided by
     financing activities                   2,006,518        1,281,988
                                            ---------      -----------
Net change in cash and
  cash equivalents                            (20,708)       (586,860)
                                             --------       ----------
CASH AND CASH EQUIVALENTS,
     beginning of period                       95,347         845,668
                                            ---------      ----------
CASH AND CASH EQUIVALENTS,
     end of period                        $    74,639     $   258,808
                                            =========      ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes             $     2,400     $     3,100
                                            =========       =========
   Cash paid for interest                 $         -     $         -
                                            =========      ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to July 31, 2000
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $ (12,681,856)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                             1,035,432
  Depreciation and amortization                               379,405
  Loss on sale of property and equipment                       28,683
  Decrease in other assets                                      9,000
  (Increase) in deposit                                        (3,300)
  (Increase) in patents                                      (383,208)
  (Increase) in officer loan                                  (15,000)
   Increase in accrued payroll taxes,
    interest and penalties                                    612,790
  Increase in accounts payable
    And accrued expenses                                       77,378
  Increase in deferred licensing revenue                      365,946
                                                           ----------
Net cash used in operating activities                     (10,574,730)
                                                           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (285,818)
  Proceeds from the sale of property and equipment            118,725
                                                            ---------
Net cash used in investing activities                        (167,093)
                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                      10,877,276
  Common stock repurchased                                    (13,501)
  Payments on obligations under capital leases                (47,313)
                                                           ----------
Net cash provided by financing activities                  10,816,462
                                                           ----------
Net change in cash and cash equivalents                        74,639

CASH AND CASH EQUIVALENTS, beginning of period                     -
                                                          ----------
CASH AND CASH EQUIVALENTS, end of period               $      74,639
                                                           =========

SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes    $      12,511
                                                           =========
                         Cash paid for interest        $          70
                                                           =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended July 31, 2000 and January 31, 2000





                                                    Accumulated
                                                    Deficit During
                 Common Stock        Paid-in        Development
               Shares    Amount      Capital        Stage                Total
Balance,
  1/31/1999   15,853,549   15,853    7,416,568        (7,323,887)
108,534
              ---------    ------    ---------         ---------
--------
Common stock
  issued      2,897,886    2,898    2,457,370                 -      2,460,268

Common stock
  Cancelled  (2,588,883) (2,589)        2,589                 -              -

Net loss             -        -             -        (3,563,621)
(3,563,621)
            ----------    ------    ---------        ----------     ---------
Balance,
 1/31/2000  16,162,552    16,162    9,876,527       (10,887,508)     (994,819)
            ----------    ------    ---------        ----------      --------

Common stock
  Issued     1,180,882     1,181    1,752,482                 -
1,753,663

Net loss               -         -            -      (1,286,407)
(1,286,407)
               ---------   -------   -----------     ----------      ---------
Balance,
 4/30/2000    17,343,434    17,343   11,629,009     (12,173,915)     (527,563)
              ----------    ------    ---------      ----------       --------

Common stock
   Issued        122,000       122      252,733               -        252,855

Net loss               -         -            -        (507,941)
(507,941)
               ---------   -------   ----------      ----------
---------

Balance,
  7/31/2000  17,465,434 $ 17,465  $ 11,881,742   $(12,681,856)    $ (782,649)
            ===========  =======    ==========    ===========       ========


INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to July 31, 2000
(UNAUDITED)
                                                           Accumulated

                                                           Deficit
                                                           During
                         Common Stock         Paid-in      Development
                        Shares     Amount     Capital      Stage
Total

Balance, Inception
 (February 7, 1986)   -        $      -     $       -      $       -        $
   -

Common stock
 issued
 (See Note 5)    13,718,190    13,718       5,488,790              -
5,502,508

Common stock
 repurchased
 (See Note 5)        (9,000        (9)        (13,492)       (13,501)

Net loss,
  cumulative              -         -               -     (5,913,177)
(5,913,177)
                   ---------    ------     ----------     ----------
---------
Balance,
 1/31/1998       13,709,190     13,709      5,488,790     (5,926,669)
(424,170)
                  ----------   -------   ----------       ----------
--------
Common stock
 issued           2,144,359      2,144      1,927,778              -
1,929,922

Net loss                   -         -              -     (1,397,218)
(1,397,218)
                  ----------   -------      ---------     ----------
---------
Balance,
 1/31/1999        15,853,549    15,853      7,416,568     (7,323,887)
108,534
                    ----------   -------   ----------      ---------
-------
Common stock
   issued          2,897,886     2,898      2,457,370              -
2,460,268

Common stock
   Cancelled      (2,588,883)   (2,589)         2,589              -
    -

Net loss                   -         -              -     (3,563,621)
(3,563,621)
                  ----------    ------     ----------     ----------
----------
Balance,
 1/31/2000        16,162,552    16,162      9,876,527    (10,887,508)
(994,819)
                  ----------    ------    ---------      ----------
--------

Common stock
   Issued          1,180,882     1,181      1,752,482              -
1,753,663

Net loss                   -         -              -     (1,286,407)
(1,286,407)
                   ---------   -------    -----------     ----------
---------



                   ----------   -------    ---------      ---------
--------
Balance,
 4/30/2000         17,343,434    17,343   11,629,009     (12,173,915)
(527,563)
                   ----------    ------    ---------      ----------
--------

Common stock
   Issued             122,000       122      252,733               -
252,855

Net loss                    -         -            -        (507,941)
(507,941)
                    ---------   -------  -----------       ----------
---------

Balance,
  7/31/2000        17,465,434    17,465 $ 11,881,742   $  (12,681,856)    $
782,649)
                  ===========  ========   ==========      ===========
========













International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

Notes to Financial Statements

July 31, 2000 and January 31, 2000


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 31, 2000 and the results of operations for the three and six months ended July 31, 2000 and 1999 and cash flows for each of the six month periods ended July 31, 2000 and 1999. The results of operations for the interim periods ended July 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

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


3.  Summary of Significant Accounting policies

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

5.  Capital Transactions

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

iii. Effective, February 15, 1999 the Company cancelled 2,588,883 previously issued shares for lack of consideration, and in some cases, other irregularities. The Board of Directors met on the above date and ratified this cancellation.



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

The five million dollars license fee is non-refundable. However, if the Agreement was deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and the Company was to be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement. As of July 31, 2000 no such cash has been received.

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

As of January 31, 2000, the Licensee had advanced $352,243 in the form of credits to the Company, which is reflected as a reduction of the Licensee Fee
Receivable. A majority of the advances were payments made on behalf of the Company for research and development. FUTECH made payments directly to research laboratories for the Company and the Company would record research and development expense and reduce the License Fee Receivable.

The Company came to the conclusion in the quarter ended January 31, 2000 that since FUTECH had not provided the necessary consideration for the license, nor had Licensee made any scheduled royalty payments, the License Agreement is null and void. As a result, all License Fee Revenue and Receivable amounts under the Agreement were reserved for in the financial statements for the year ended January 31, 2000.There have been no changes to the amount reserved since January 31, 2000.


c.    Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling
$212,651 through October 1992. Penalties and interest totaling $ 400,139 and $ 377,639 were accrued through July 31, 2000 and January 31, 2000, respectively and are reflected in the total outstanding liability of $ 612,790 and $ 590,290. The current period amounts are reflected on the accompanying balance sheets.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $ 612,790 at July 31, 2000. The Company has not paid any of these outstanding amounts as of the date of this report.


7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. Currently only one of these agreements is still in effect. It is with Dennis Thomas, President of the Company. For the periods ended July 31, 2000 and January 31, 2000, no royalties were accrued. Previously accrued royalties were $ 15,575 at January
31, 1998, and officer advances for the year ended January 31, 1999 in the amount of $ 15,575 were used to offset a portion of the balance of accrued royalties.


Additionally, the Company advanced certain officers a total of $ 46,137 during the period ended July 31, 1999. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended January 31, 2000.There has been no changes to the amount reserved since January 31, 2000.

8. Concentration of Credit Risk

Previously, approximately 100% of the Company's potential sources of revenue from license fees and royalties were from its Licensee FUTECH Corp.
Additionally, approximately 100% of the Company's receivables were from FUTECH as well. Management has determined that there is no potential loss due to the credit risk as of January 31, 1999. In the quarter ended, and as of January 31, 2000, all license fee receivable and deferred revenue amounts have been fully reserved for. See note 6(b) for additional information related to the FUTECH Corp. License Agreement. There has been no changes to the amount reserved since January 31, 2000.

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


10.  Stock Options

a.   On July 15, 1998 the board of directors approved the Company's
Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company.
Following is a list of the options granted to the employees:


        Employee         Number of Shares

     Dennis Brown                1,000,000
     Dennis Thomas               1,000,000
     Hans Schieder                 250,000
                               -----------
            Total                2,250,000
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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF PLAN
OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the three months ended July 31, 2000 the Company received proceeds for the sale of common stock of of $ 252,855 (unaudited)net of issuance costs. In the three months ended July 31, 1999 the Company received proceeds for the sale of common stock of $ 241,740 (unaudited)net of issuance costs.

  In the six months ended July 31, 2000
the Company received proceeds for the sale of common stock of of $ 2,006,518 (unaudited)net of issuance costs. In the six months ended July 31, 1999 the Company received proceeds for the sale of common stock of $ 1,281,988 (unaudited)net of issuance costs.

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

RESULTS OF OPERATIONS

  For the three months ended July 31, 2000 and 1999 the Company had operating losses of $ 495,620 (unaudited) and $ 506,601 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended $ 35,501 (unaudited) for research and development for the three months ended 7/31/2000 and $ 115,545 for the three months ended 4/30/1999.


  For the six months ended July 31, 2000 and 1999 the Company had operating losses of $ 1,771,176 (unaudited) and $ 1,021,581 (unaudited) respectively. There was no revenue recorded during these periods as the Company has deferred the income from its licensing agreement until the successful completion of a prototype self-cooling beverage can. We expended
$ 549,508 (unaudited) for research and development for the year ended 7/31/2000 and $ 116,690 for the six months ended 7/31/1999.



  We had legal and other professional fees of $ 79,056
(unaudited) for the three months ended July 31, 2000 compared to $ 90,047 during the three months ended July 31, 1999. The majority of the legal and professional fees resulted from litigation with Tempra Technologies, Inc.,a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss were increased travel costs.

  Travel costs increased from $ 89,470 (unaudited) for the three months ended July 31, 1999 to $ 134,199 (unaudited) for the three months ended July 31, 2000. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The Company issued additional common stock for cash net of issuance costs in the amount of $ 252,855 (unaudited) and $ 241,740 during quarters ended July 31, 2000 and 1999, respectively.

  We had legal and other professional fees of $ 204,359
(unaudited) for the six months ended July 31, 2000 compared to $ 175,368 during the six months ended July 31, 1999. The majority of the legal and professional fees resulted from litigation with Tempra Technologies, Inc., a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material negative financial consequences to us.
Other costs, which contributed to the increased loss were increased travel costs and marketing costs.



  Travel costs increased from $ 162,146 (unaudited) for the six months ended July 31, 1999 to $ 196,833 (unaudited) for the six months ended July 31, 2000. Marketing costs increased from $ 145,821 to $ 174,137 (unaudited)for the six months ended July 31,
1999 to July 31, 2000 respectively. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the Company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 2,006,518
(unaudited) and $ 1,281,988 during quarters ended July 31, 2000 and 1999, respectively.















PART II

ITEM 1.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New
Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation


ITEM  6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
July 31, 2000.











