Form 10-Q
period 2000-10-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2001-03-07
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2000

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of October 31, 2000 was 17,665,034 shares.


PART I

ITEM 1. FINANCIAL INFORMATION


INTERNATIONAL THERMAL PACKAGING, INC.

Financial Statements

For the Quarters Ended
October 31, 2000 and 1999.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
October 31, 2000 and January 31, 2000
(Unaudited)
                                       (UNAUDITED)
ASSETS                                     October 31.     January 31,
                                             2000            2000
CURRENT ASSETS:

 Cash and cash equivalents                $    (31,657)       $    95,347
 Notes receivable, net of allowance
 for doubtful amounts of $ 965,000
 at October 31, 2000 and January
 31, 2000                                             -                 -
License fee receivable, net of
 allowance for doubtful amounts
 of $ 1,071,553 at October 31, 2000
 and January 31, 2000                                 -                -
                                                -------         ---------
Total current assets                            (31,657)           95,347
                                              ---------         ---------
PROPERTY AND EQUIPMENT,
 at cost net of accumulated
 depreciation of $ 10,912 and
 $ 6,102 at October 31, 2000 and
 January 31, 2000                                 24,048            14,671

OTHER ASSETS:

License fee receivable, net of
  Allowance for doubtful amounts
  of $ 3,562,500 at October 31, 2000
  and January 31, 2000                                 -                 -
Patents, net of accumulated
  amortization of $ 231,165 and
  $ 214,259 at October 31, 2000 and
  January 31, 2000                               152,043           168,949
Other assets, net of allowance
  For doubtful amounts of
  $ 77,137 and $ 57,137
  at October 31, 2000 and
  January 31, 2000                                     -                 -
 Deposit                                           3,300             3,300
                                              ----------         ---------
 Total other assets                              155,343           172,249
                                              ----------         ---------
TOTAL ASSETS                                 $   147,734       $   282,267
                                              ==========        ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:




 Accrued payroll taxes,
  interest and penalties                    $  624,040        $  590,290
 Accounts payable and
  accrued expenses                              76,027           320,850
                                              --------           -------
Total current liabilities                      700,067           911,140
                                              --------           -------
DEFERRED LICENSING REVENUE, net
  of allowance of $ 4,634,054
  at October 31, 2000 and
  January 31, 2000                            365,947            365,946

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock -
  Authorized shares 50,000,000;
  Issued and outstanding -
  17,665,034 and 16,162,552
  at October 31, 2000 and
  January 31, 2000                        12,458,557            9,892,689
 Deficit accumulated during the
  development stage                      (13,376,837)         (10,887,508)
                                          ----------            ---------

Total stockholders'
 equity (deficit)                          (918,280)            (994,819)
                                         ----------             ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                           $    147,734           $  282,267
                                        ===========           ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2000 and 1999


                                              October 31,  October 31,
                                              2000         1999

REVENUE                                    $            -    $        -

OPERATING EXPENSES
 Research and development                          79,937        201,573
 General and administrative                       448,941        638,916
 Financial consulting                             134,950        (24,700)
                                                  --------      --------
                                                  663,828        815,789

LOSS FROM OPERATIONS                             (663,828)      (815,789)

Interest income                                        97          1,987
Interest expense- payroll taxes                   (11,250)       (11,250)
Provision for reserve for advances                (20,000)             -
                                               ----------      ---------
LOSS BEFORE INCOME TAXES                        (694,981)      (825,052)

Income taxes                                           -              -
                                              ----------     ----------

NET LOSS                                    $   (694,981)    $ (825,052)
                                              ==========    ===========
LOSS PER COMMON SHARE

            Basic                              $   (0.04)   $    (0.05)
            Diluted                           $    (0.04)   $    (0.05)
                                               ==========   ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                  17,565,234     18,235,207
                                              ==========     ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Nine Months Ended October 31, 2000 and 1999


                                          October 31,            October 31,
                                              2000                  1999



REVENUE                                    $      -              $    -

OPERATING EXPENSES

Research and development                    629,445             318,263
General and administrative                1,546,937           1,357,040
Financial consulting                        258,622             162,067
                                           --------            --------
                                          2,435,004           1,837,370

LOSS FROM OPERATIONS                     (2,435,004)         (1,837,370)

Interest income                               2,734               7,666
Interest expense- payroll taxes             (33,859)            (33,750)
                                       ------------           ---------
LOSS BEFORE INCOME TAXES                 (2,466,129)         (1,863,454)

Income taxes                                  3,200               3,100
                                         ----------          ----------

NET LOSS                                $(2,469,329)        $(1,866,554)
                                         ==========          ===========
LOSS PER COMMON SHARE

            Basic                       $    (0.14)         $     (0.10)
                                         ==========       ===========
            Diluted                     $    (0.14)         $     (0.10)
                                         ==========          ===========
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                            17,189,614            17,931,507
                                        ==========            ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to October 31, 2000
(UNAUDITED)

REVENUE                            $           -

OPERATING EXPENSES

Research and developmen     t                3,878,963
General and administrative                   7,241,560
Financial consulting                           725,850
                                              ---------
                                            11,846,373

LOSS FROM OPERATIONS                       (11,846,373)

Loss on investment
   in affiliate
   under equity method                         (173,933)
Other income                                     11,764
Other expense                                   (29,552)
Interest income                                  16,401
Interest expense - payroll taxes               (299,696)
Provision for reserve for advances           (1,042,137)
                                            -----------
LOSS BEFORE INCOME TAXES              $     (13,363,526)

Income taxes                                     13,311
                                             ----------

NET LOSS                              $     (13,376,837)
                                         ==============
LOSS PER COMMON SHARE

     Basic                            $          (0.78)
                                         ==============
      Diluted                         $          (0.78)
                                         ==============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                 17,049,443
                                          =============

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Nine Months Ended October 31, 2000 and 1999
 (Unaudited)

                                            October 31       October 31
                                               2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $  (2,489,329)     (1,866,554)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization                21,715          19,782
   (Increase) in officers' advances                  -         (46,137)
    Increase (Decrease) in other assets              -          (6,000)
    Increase in accrued payroll taxes,
       Interest and penalties                   33,749          33,750
    (Decrease) in accounts payable
          and accrued expenses                (244,820)        (49,555)

   Decrease in license
         fee receivable                              -           13,704
                                             ---------          -------
Net cash used in
   operating activities                     (2,678,685)      (1,901,010)
                                            ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (14,187)           (2,051)
       Notes Receivable funded                      -          (875,000)
                                            ---------       -----------
Net cash used in investing activities         (14,187)         (877,051)
                                            ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issue        d            2,565,868         2,030,248
                                            ---------       -----------
   Net cash provided by
     financing activities                   2,565,868        2,030,248
                                            ---------       -----------
Net change in cash and
  cash equivalents                           (127,004)        (747,813)
                                             --------       ----------
CASH AND CASH EQUIVALENTS,
     beginning of period                       95,347          845,668
                                            ---------       ----------
CASH AND CASH EQUIVALENTS,
     end of period                       $    (31,657)     $    97,855
                                            =========       ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes            $          -      $     3,100
                                            =========        =========
   Cash paid for interest                $          -      $         -
                                            =========       ==========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
 From Inception (February 7, 1986) to October 31, 2000
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $ (13,376,837)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Stock issued for compensation                             1,035,432
  Depreciation and amortization                               392,839
  Loss on sale of property and equipment                       28,683
  Decrease in other assets                                          -
  (Increase) in deposit                                        (3,300)
  (Increase) in patents                                      (383,208)
  (Increase) in officer loan                                        -
   Increase in accrued payroll taxes,
    interest and penalties                                    624,040
  Increase in accounts payable
    And accrued expenses                                       76,029
  Increase in deferred licensin revenue                       365,946
                                                           ----------
Net cash used in operating activities                     (11,240,376)
                                                           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (285,818)
  Proceeds from the sale of property and equipment            118,725
                                                            ---------
Net cash used in investing activities                        (167,093)
                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                      11,436,626
  Common stock repurchased                                    (13,501)
  Payments on obligations under capital leases                (47,313)
                                                           ----------
Net cash provided by financing activities                  11,375,812
                                                           ----------
Net change in cash and cash equivalents                       (31,657)

CASH AND CASH EQUIVALENTS, beginning of period                      -
                                                           ----------
CASH AND CASH EQUIVALENTS, end of period                 $    (31,657)
                                                            =========

SUPPLEMENTAL DISCLOSURE, Cash paid for income taxes      $     12,511
                                                            =========
                         Cash paid for interest          $         70
                                                            =========

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Periods Ended October 31, 2000 and January 31, 2000






                                                     Accumulated
                                                     Deficit
                                                     During
                  Common Stock        Paid-in        Development
               Shares    Amount   Capital     Stage                Total
Balance,
  1/31/1999   15,853,549   $ 15,853 $ 7,416,568   $(7,323,887)     $  108,534
               ---------     ------   ---------     ---------         -------

Common stock
   issued      2,897,886      2,898   2,457,370              -      2,460,268

Common stock
   Cancelled  (2,588,883)    (2,589)      2,589              -              -

Net loss               -          -           -     (3,563,621)    (3,563,621)
              ----------     ------   ---------     ----------     ---------

Balance,
 1/31/2000    16,162,552    16,162    9,876,527     (10,887,508)     (994,819)
              ----------    ------    ---------      ----------       --------

Common stock
   Issued      1,180,882     1,181   1,752,482                 -    1,753,663

Net loss               -         -            -      (1,286,407)   (1,286,407)
               ---------   -------   -----------     ----------     ---------
Balance,
 4/30/2000    17,343,434    17,343   11,629,009     (12,173,915)     (527,563)
              ----------    ------    ---------      ----------       --------

Common stock
   Issued        122,000       122     252,733                  -     252,855

Net loss               -         -            -        (507,941)     (507,941)
               ---------   -------   -----------     ----------      ---------

Balance,
  7/31/2000    17,465,434 $ 17,465  $ 11,881,742   $(12,681,856)    $(782,649)
               ----------   ------    ----------    ------------    ---------
Common stock
   Issued       199,600        200      559,150               -       559,350

Net loss               -         -            -        (694,981)    (694,981)
               ---------   -------   -----------      ----------    --------

Balance
   10/31/2000 17,665,034  $ 17,665  $ 12,440,892   $(13,376,837)   $(918,280)
               ========= =========    ==========     ==========      =======



INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to October 31, 2000
(UNAUDITED)

                                                            Accumulated
                                                            Deficit
                                                            During
                         Common Stock         Paid-in       Development
                        Shares     Amount     Capital       Stage         Total

Balance, Inception
 (February 7, 1986)          -  $      -     $       -      $       -     $           -

Common stock
 issued
 (See Note 5)        13,718,190   13,718     5,488,790              -         5,502,508

Common stock
 repurchased
 (See Note 5)           (9,000)       (9)            -       (13,492)           (13,501)

Net loss,
  cumulative                 -         -            -     (5,913,177)        (5,913,177)
                     ---------    ------   ----------      ----------         ---------
Balance,
 1/31/1998          13,709,190    13,709    5,488,790     (5,926,669)          (424,170)
                    ----------   -------   ----------     ----------           --------
Common stock
 issued              2,144,359     2,144    1,927,778              -          1,929,922

Net loss                     -         -           -      (1,397,218)        (1,397,218)
                    ----------   -------   ---------      ----------          ---------
Balance,
 1/31/1999          15,853,549    15,853   7,416,568      (7,323,887)           108,534
                    ----------   -------   ----------      ---------            -------
Common stock
   issued            2,897,886     2,898    2,457,370              -          2,460,268

Common stock
   Cancelled        (2,588,883)   (2,589)       2,589              -             -

Net loss                     -         -            -      (3,563,621)         (3,563,621)
                     ---------    ------   ----------      ----------      ----------
Balance,
 1/31/2000          16,162,552    16,162    9,876,527     (10,887,508)           (994,819)
                    ----------    ------    ---------      ----------            -------

Common stock
   Issued            1,180,882     1,181    1,752,482               -           1,753,663

Net loss                     -         -            -      (1,286,407)         (1,286,407)
                     ---------   -------   -----------     ----------           ---------

Balance,
 4/30/2000          17,343,434    17,343   11,629,009     (12,173,915)           (527,563)
                    ----------    ------    ---------      ----------             --------

Common stock
   Issued              122,000       122      252,733              -              252,855

Net loss                     -         -            -        (507,941)           (507,941)
                     ---------   -------  -----------      ----------            --------

Balance,
  7/31/2000         17,465,434    17,465 $ 11,881,742   $(12,681,856)      $     (782,649)
                   -----------    ------   ----------     ----------             -------

Common stock
   Issued              199,600       200      559,150              -               559,350

Net loss                     -         -            -       (694,981)             (694,981)
                     ---------   -------  -----------      ----------              --------
Balance,
  10/31/2000         17,665,034    17,665 $ 12,440,892   $(13,376,837)    $       (918,280)
                    =========== ========= ============    ===========             ========





International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

Notes to Financial Statements

October 31, 2000 and January 31, 2000


1. Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of October 31, 2000 and the results of operations for the three and nine months ended October 31, 2000 and 1999 and cash flows for each of the nine month periods ended October 31, 2000 and 1999. The results of operations for the interim periods ended October 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year.

In the opinion of International Thermal Packaging, Inc. (the "Company") the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended January 31, 2000 for additional information relevant to significant accounting policies followed by the Company.


2.  Organization and Nature of Business

International Thermal Packaging, Inc. (the "Company") was incorporated on February 7, 1986 ("Inception"), in the State of California. The Company is in the development stage and operations have consisted primarily of research and development and administrative activities. The Company uses employees and independent contractors to manage the Company and sell securities. The Company has developed certain prototypes for demonstration purposes only, which showcase its unique self-cooling processes and technology for potential use in the food and beverage industries. Patent applications are pending on the technology.

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

f.   Revenue Recognition

Initial license fees received are deferred and amortized over the life of the respective Agreements not to exceed 20 years, In the quarter ended January 31, 2000, all amounts provided for under the FUTECH Agreement have been fully reserved. See Note 6(b) for additional information related to the FUTECH Corp. License Agreement.



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



b. Option and License Agreement

Effective March 1998, the Company entered into a new exclusive option and license agreement with FUTECH Corp., a California corporation, for worldwide rights to the Company's patents and technology for a twenty-year term. According to the Agreement, the Licensee had timely exercised the original option portion of the agreement. The March 1998 new Agreement supersedes the old Agreement between the Company and FUTECH Corp., which was effective July,1997.

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

The five million dollars license fee is non-refundable. However, if the Agreement was deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement may be terminated and the Company was to be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement. As of October 31, 2000 no such cash has been received.

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

c.    Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $ 212,651 through October 1992. Penalties and interest totaling $ 411,389 and $ 377,639 were accrued through October 31, 2000 and January 31, 2000, respectively and are reflected in the total outstanding liability of $ 624,040 and $ 590,290. The current period amounts are reflected on the accompanying balance sheets.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $ 624,040 at October 31, 2000. The Company has not paid any of these outstanding amounts as of the date of this report.

7.  Related-Party Transaction

Certain management and directors of the Company have assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. Currently only one of these agreements is still in effect. It is with Dennis Thomas, President of the Company. For the periods ended October 31, 2000 and January 31, 2000, no royalties were accrued. Previously accrued royalties were $ 15,575 at January 31, 1998, and officer advances for the year ended January 31, 1999 in the amount of $ 15,575 were used to offset a portion of the balance of accrued royalties.


Additionally, the Company advanced certain officers a total of $ 20,000 and $ 46,137 during the quarters ended October 2000 and January 31, 2000. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expense. These amounts are included in Officers' Advances on the accompanying balance sheet, and were fully reserved in the quarter ended October 31, 2000.

8. Concentration of Credit Risk

Previously, approximately 100% of the Company's potential sources of revenue from license fees and royalties were from its Licensee FUTECH Corp. Additionally, approximately 100% of the Company's receivables were from FUTECH as well. Management has determined that there is no potential loss due to the credit risk as of January 31, 1999. However, in the quarter ended, and as of January 31, 2000, all license fee receivable and deferred revenue amounts have been fully reserved for. See note 6(b) for additional information related to the FUTECH Corp. License Agreement. There has been no changes to the amount reserved since January 31, 2000.

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

The Company advanced $ 190,000 in October and November 1999 to Richard Barkley. Barkley received these advance payments for purchase of a water company, Oxy-Tech. This company was to be acquired as a demonstration company for ITP's self-chilling technology. A dispute arose as to the purchase price for Oxy-Tech and the Company refused to advance further funds. The Company has not made a decision as to whether they will take any action with regards to the advances and, as a result, the full amount has been reserved as uncollectible at January 31, 2000. There have been no changes to the amount reserved since January 31, 2000.


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



  We had legal and other professional fees of $ 79,056
(unaudited) for the three months ended July 31, 2000 compared to $ 90,047 during the three months ended July 31, 1999. The majority of the legal and professional fees resulted from litigation with Tempra Technologies, Inc.,a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and the former President has been resolved with no material negative financial consequences to us.
Other costs,which contributed to the increased loss were increased travel costs.

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
AND REPORTS ON FORM 8-K.


(a) Exhibits:

      27       Financial Data Schedule

(b) Reports on Form 8-K.

There have been no 8-K filings during the quarter ended
October 31, 2000.