Form 10-K
period 2001-01-31
INTERNATIONAL THERMAL PACKAGING INC
filed 2002-08-14
CIK 880591

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2001

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

The number of shares outstanding of the Registrant's $0.001 par value common stock, its only class of equity securities as of January 31, 2001 was 17,950,634 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) International Thermal Packaging, Inc. ("ITP") is primarily a research and development company that has concentrated its efforts on the development and exploitation of self-cooling and self-heating technologies for the food and beverage industry.


GENERAL DESCRIPTION OF BUSINESS DURING FY 2001 AND
SUBSEQUENT EVENTS.


     During the fiscal year ended January 31, 2001
And subsequently we worked to commercialize our self-cooling technology. Under our agreement with Futech, Futech was responsible for marketing. In July, 2000, we notified
Futech that our agreement with them was without any force and effect, because, among other things, Futech had failed to provide consideration or otherwise meet its obligations. We also advised
Futech that all rights to technology developed since
1997 fully reverted to us.

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

  During the fiscal year ended 1/31/2001, we continued to work on research and development related to a self-cooling beverage device. We continued to work with NREL. In mid-1999, an additional research laboratory was added to the development team. This organization known as Battelle Institute, is a large, not-for-profit consulting firm which is one of the companies that administers NREL for the U.S. Department of Energy. Battelle contracted to design and assist in the design of commercially viable self-cooling beverage devices.

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

     During the fiscal years ended 1/31/2000 and 1/31/2001, we had no operating revenues. Operating capital was raised through sale of stock in a private placement.

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



PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1999, FY 2000 and FY 2001, we had no operating revenues. Operating capital was raised through a private placement.

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



AMOUNT SPENT DURING EACH OF THE LAST THREE FISCAL YEARS
ON RESEARCH AND DEVELOPMENT.



  Period             Amount

  FY 2001         $ 704,037

  FY 2000            365,035

  FY 1999            205,131

FUNDS FOR COMPLIANCE WITH ENVIRONMENTAL LAWS


  We have not spent funds for compliance with federal and state environmental laws, as these laws do not apply to research and development.

  We employed 9 persons during the fiscal year ended
1/31/2001. All our revenue for the last three fiscal years is attributable to U.S. sources.


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


ITEM 3.   LEGAL PROCEEDINGS.

  We filed litigation in the State of New Jersey to protect our rights to payment on a loan secured by an interest in a limited liability corporation which owns substantial real estate in that state. There is no other material pending litigation as of the end of FY 2001.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

  No matters were submitted to the shareholders during the fiscal year ending January 31, 2001.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares We are developing a strategic plan to apply for trading on NASDAQ in the near future.

  (b) The approximate number of holders of common stock at 1/31/2001 is 1,400.

  (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.






















ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past
4 fiscal years.  The Company was dormant during the 5th.
fiscal year, FY 1996.  All data is rounded to the nearest
$1,000.


                       FY 1998      FY 1999          FY 2000          FY 2001

Net Sales                        0            0              0        0

Income (Loss)          (88,000)  (1,367,000)    (2,503,000)        (2,818,485)
From Continuing
 Operations
Income (Loss)/Share         (.01)        (.09)          (.22)         (.17)


Total Assets             5,116,000      5,705,000         282,000    153,020


Long Term
  Obligations                   0           0                  0

Cash Dividends/Share             0               0                  0




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development-stage enterprise and has had mininimal revenue to date. The Company remains dependent on continued sales of common stock to fund its research and development efforts. In the fiscal year ended January 31, 2001 the Company received proceeds for the sale of common stock of $ 3,222,219 net of issuance costs. In the fiscal year ended
January 31, 2000 the Company received proceeds for the sale of common stock of $ 2,460,268 net of issuance costs.

  Additional sources of liquidity in the next fiscal year are expected to be proceeds from license and distribution agreements. Proceeds from license and distribution agreements are expected to be $ 1,000,000 during the fiscal year ended January 31, 2002. Although there is no assurance that funds will be available from any of the above sources, the Company expects that sufficient resources will be obtained to fund ongoing research and development expenses.

  The Company expects to expend at least $ 850,000 in the fiscal year ended January 31, 2002 for ongoing research and development efforts. These expenditures are required to complete the prototype of the self-cooling beverage can and related products.


RESULTS OF OPERATIONS

  For the fiscal years ended January 31, 2001 and 2000 the Company had operating losses of $ 2,818,485 and $ 2,503,139.
There was no revenue recorded during these periods.
We expended $ 704,037 for research and development for the year ended 1/31/2001 and $ 365,035 for the year ended 1/31/2000.

  We had legal and other professional fees of $ 385,425
for the fiscal year ended January 31, 2001 compared to $ 909,339 during the fiscal year ended January 31, 2000. The majority of the legal and professional fees resulted from litigation with Tempra Technology, a former licensee, and the former President of the Company, ongoing patent protection and audit and accounting fees for the audit for the last three fiscal years. The litigation with Tempra and with the former President has been resolved with no material financial consequences to us. Other costs, which contributed to the increased loss from fiscal year 2000 to fiscal year 2001, were increased travel and marketing costs.

Travel costs increased from $ 323,987 in fiscal year 2000 to $ 364,272 for the fiscal year 2001. Marketing costs decreased from $ 416,843 in 2000 to $ 267,436. The increased travel costs related to sending company personnel to various labs throughout the country where the research and development is being carried out by independent research and engineering labs. The increased marketing costs relate to the efforts of the company to sell additional stock during the past year to fund ongoing activities. The Company issued additional common stock for cash net of issuance costs in the amount of $ 3,222,219 and $ 2,406,268 during fiscal years 2001 and 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached are audited financial statements for the Company For the Years ended January 31, 2001 and 2000.






















International Thermal Packaging, Inc.

Financial Statements and

Report of Independent Public Accountant

For the Years Ended
January 31, 2001 and 2000

INDEPENDENT AUDITORS REPORT

To the Board of Directors
International Thermal Packaging, Inc.:

We have audited the accompanying balance sheets of International Thermal Packaging, Inc. (a Development Stage Enterprise) as of January 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and from inception (February 7, 1986) to January 31, 2001.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Thermal Packaging, Inc. as of January 31, 2001, and 2000, and the results of its operations and its cash flows for each of the years then ended January 31, 2001 in conformity with generally accepted accounting principals.

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

/s/
JAY J. SHAPIRO, C.P.A.
a professional corporation
Encino, California
June 15, 2001
























































INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

BALANCE SHEETS
January 31, 2001 and January 31, 2000

ASSETS                                          January 31,
                                        2001           2000
CURRENT ASSETS:

Cash and cash equivalents                 $   (23,581)    $    95,347
Notes receivable, net of
  allowance for doubtful
  accounts of $ 775,000 and
  $ 965,000 at January
  31, 2001 and January
  31, 2000                                     -               -
 License fee receivable,
  net of allowance for
  doubtful amounts of
  -0- and $ 1,071,553 at
  January 31, 2001 and
 January 31, 2000                                    -              -

                                             ----------      ---------
Total current assets                           (23,581)         95,347
                                             ----------     ---------
PROPERTY AND EQUIPMENT,
  at cost -  net of
  accumulated depreciation
  of $ 12,607 and $ 6,102
  at January 31, 2001
  and 2000                                         24,393        14,671

OTHER ASSETS:

License fee receivable,
  net of allowance for
  doubtful amounts of
  -0- and $ 3,562,500 at
  January 31, 2001 and
 January 31, 2000                           -              -

Patents, net of accumulated
  amortization of
  $ 236,800 and $ 214,259
  at January 31, 2001 and
  January 31, 2000                               146,408        168,649

Other assets, net of
  allowance for doubtful
  amounts of $ 77,137 and $ 57,137
  at January 31, 2001 and
 January 31, 2000                                  2,500               -

Deposit                                            3,300           3,300
                                              ----------       ---------
Total other assets                               152,208         172,249
                                            ----------      ---------
TOTAL ASSETS                               $  153,020      $  282,267
                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued payroll taxes
  interest and penalties                     $ 635,290    $  590,290
Accounts payable and
  accrued expenses                             174,383       320,850
                                              --------       -------
Total current liabilities                      809,673       911,140
                                              --------       -------
DEFERRED LICENSING REVENUE,
  net of allowance of -0-
  and $ 4,634,054 at January
  31, 2001 and January 31, 2000                  -           365,946

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
  Authorized shares - 50,000,000;
  Issued and outstanding shares-
  17,950,634 and 16,162,552
  at January 31, 2001 and
  January 31, 2000                         13,114,908      9,892,689
  Deficit accumulated during the
  development stage                       (13,771,561)   (10,887,508)
                                          ----------       ---------

Total stockholders'
 equity (deficit)                            (656,653)      (994,819)
                                           ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                              $   153,020       $ 282,267
                                          ===========      ==========


The accompanying notes are an integral part of the financial statements.


















International Thermal Packaging, Inc.
(A Development-Stage Enterprise)

STATEMENTS OF OPERATIONS
Years Ended January 31, 2001 and 2000

                                                   January 31,
                                                   2001          2000

REVENUE                                            $    -        $    -

OPERATING EXPENSES

Research and development                           704,037      365,035
General and administrative                       1,680,556    1,936,641
Financial consulting                               433,892      201,463
                                                  ---------    ---------
                                                 2,818,485    2,503,139

LOSS FROM OPERATIONS                            (2,818,485)  (2,503,139)

Interest income                                      2,741        7,736
Interest expense-
  Payroll taxes                                     (45,109)    (45,070)
Provision for reserve
  for advances                                      (20,000)  (1,022,137)
                                                 -----------     ---------
LOSS BEFORE INCOME TAXES                         (2,880,853)   (3,562,610)

Income taxes                                          3,200         1,011
                                                 ----------    ----------

NET LOSS                                    $    (2,884,053)   (3,563,621)
                                                 ==========   ===========
LOSS PER COMMON SHARE

  Basic                                      $        (0.17)  $     (0.22)
                                                  ==========   ===========

  Diluted                                    $        (0.17)  $     (0.22)
                                                 ===========   ===========

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                                      17,056,593    16,008,051
                                                  ==========    ==========




The accompanying notes are an integral part of the financial statements.









INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF OPERATIONS
From Inception (February 7, 1986) to January 31, 2001



REVENUE                                 $         -

OPERATING EXPENSES

Research and development                  3,953,555
General and administrative                7,375,179
Financial consulting                        901,120
                                          ---------
                                         12,229,854

LOSS FROM OPERATIONS                    (12,229,854)

Loss on investment
   in affiliate
   under equity method                     (173,933)
Other income                                 11,764
Other expense                               (29,552)
Interest income                              16,408
Interest expense-
  Payroll taxes                            (310,946)
Provision for reserve
  for advances                           (1,042,137)
                                       ------------

LOSS BEFORE INCOME TAXES              $  (13,758,250)

Income taxes                                  13,311
                                          ----------
NET LOSS                                 (13,771,561)
                                        ==============

LOSS PER COMMON SHARE

     Basic                            $        (0.93)
                                       ==============
     Diluted                          $        (0.93)
                                       ==============

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                               14,829,194
                                         =============






The accompanying notes are an integral part of the financial statements.


INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF CASH FLOWS
 Years Ended January 31, 2001 and 2000

                                                                January 31
                                                        2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $(2,884,053)      $ (3,563,621)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:

     Depreciation and amortization                     29,046             26,456
     (Increase) in other assets                        (2,500)               -
     Increase in accrued payroll
       taxes, interest and penalties                   45,000             45,000
     Decrease in accounts payable
        and accrued expenses                         (146,467)            271,295
     (Decrease) in deferred licensing
        revenue                                      (365,946)        (4,634,054)
     Decrease in license
        fee receivable                                      -          4,647,757
   (Decrease) increase in accrued
      franchise tax                                         -             (1,371)
                                                 ------------          ---------
Net cash used in
   operating activities                            (3,324,920)        (3,208,538)
                                                 ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                             (16,227)            (2,051)
                                                   -----------       -----------
Net cash used in investing activities                 (16,227)            (2,051)
                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                            3,222,219          2,460,268
                                                   -----------       -----------
  Net cash provided by
    financing activities                            3,222,219          2,460,268
                                                   -----------       -----------
Net change in cash and
  cash equivalents                                   (118,928)          (750,321)
                                                   -----------        ----------
CASH AND CASH EQUIVALENTS,
     beginning of period                               95,347            845,668
                                                   ----------         ----------
CASH AND CASH EQUIVALENTS,
     end of period                                $   (23,581)       $    95,347
                                                 ============         ==========
SUPPLEMENTAL DISCLOSURE,
   Cash paid for income taxes                     $     3,200        $     1,011
                                                  ===========         ==========
   Cash paid for interest                         $       109        $        70
                                                  ===========         ==========


The accompanying notes are an integral part of the financial statements.

INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENT OF CASH FLOWS
  From Inception (February 7, 1986) to January 31, 2001

(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      $  (13,771,561)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

   Stock issued for compensation                                      1,035,432
   Depreciation and amortization                                        400,170
   Loss on sale of property and equipment                                28,683
   (Increase) in other current assets                                    (2,500)
   (Increase) in deposit                                                 (3,300)
   (Increase) in patents                                               (383,208)
   Increase in accrued payroll taxes,
     interest and penalties                                             635,290
   Increase in accounts payable and
     accrued expenses                                                   174,383
                                                                     ----------
Net cash used in operating activities                               (11,886,611)
                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (287,858)
  Proceeds from the sale of property and equipment                      118,725
                                                                      ---------
Net cash used in investing activities                                  (169,133)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                                12,092,977
  Common stock repurchased                                              (13,501)
  Payments on obligations under capital leases                          (47,313)
                                                                     ----------
Net cash provided by financing activities                            12,032,163
                                                                     ----------
Net change in cash and cash equivalents                                 (23,581)

CASH AND CASH EQUIVALENTS, beginning of period                                -
                                                                     ----------
CASH AND CASH EQUIVALENTS, end of period                        $       (23,581)
                                                                     ==========
SUPPLEMENTAL DISCLOSURE
  Cash paid for income taxes                                    $        12,511
                                                                     ==========
  Cash paid for interest                                         $          179
                                                                     ==========

The accompanying notes are an integral part of the financial statements.








INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended January 31, 2001 and 2000




                                                   Accumulated
                                                   Deficit
                                                   During
                   Common Stock        Paid-in     Development
               Shares      Amount      Capital     Stage       Total

Balance,
  1/31/1999   15,853,549  $ 15,853  $ 7,416,568  $(7,323,887)   $(108,534)
              ----------   -------    ---------   ----------     --------
Common stock
   issued      2,897,886     2,898    2,457,370            -    2,460,268

Common stock
   cancelled  (2,588,883)  (2,589)        2,589             -           -

Net loss             -          -            -     (3,563,621)  (3,563,621)
              ----------   ------     ---------    ----------    ---------
Balance,
  1/31/2000   16,162,552   16,162     9,876,527   (10,887,508)  $ (984,819)
              ----------   ------     ---------     ----------   ----------
Common stock
   issued      1,788,082    1,789     3,220,430           -       3,222,219

Net loss             -          -               -  (2,884,053)   (2,884,053)
              ----------   ------    ---------     ----------     ---------
Balance,
  1/31/2001   17,950,634   17,951   13,096,957    (13,771,561)     (656,653)
              ==========   =======   =========   ============      =========




The accompanying notes are an integral part of the financial statements.



















INTERNATIONAL THERMAL PACKAGING, INC.
(A Development-Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (February 7, 1986) to January 31, 2001

                                                        Accumulated
                                                        Deficit
                                                        During
                         Common Stock     Paid-in       Development
                      Shares     Amount    Capital      Stage           Total

Balance, Inception
 (February 7, 1986)      -     $      -   $       -      $       -    $      -

Common stock
 issued
 (see Note 5)    13,718,190       13,718  5,488,790              -   5,502,508

Common stock
 repurchased
 (see Note 5)        (9,000)          (9)         -        (13,492)    (13,501)

Net loss,
  cumulative              -            -          -      (5,913,177) (5,913,177)
                  ---------       ------   --------      ----------   ---------
Balance,
 1/31/1998       13,709,190       13,709  5,488,790      (5,926,669)   (424,170)
                 ----------      -------  ----------      ---------     -------
Common stock
  issued          2,144,359        2,144   1,927,778              -   1,929,922
                 ----------       ------  ----------      ---------   ---------
Net loss                  -            -           -     (1,397,218) (1,397,218)
               ----------         ------  ----------   ----------   ---------
Balance,
 1/31/1999        15,853,549         15,853   7,416,568   (7,323,887)    108,534
               ----------         ------   ---------   -----------   ---------
Common stock
  issued        2,897,886          2,898   2,457,370            -    2,460,268

Common stock
  cancelled    (2,588,883)        (2,589)      2,589            -            -

Net loss                -              -           -   (3,563,621)  (3,563,621)
               ----------          -----   ---------    ----------   ---------
Balance
  1/31/2000    16,162,552         16,162   9,876,527  (10,887,508)    (994,819)
               ----------         ------   ---------   ----------     --------
Common stock
  issued        1,788,082          1,769   3,220,430            -    3,222,219
               ----------         ------  ----------    ---------    ---------
Net loss                -              -           -   (2,884,053)  (2,884,053)
               ----------         ------  ----------   ----------   ---------
Balance
  1/31/2001    17,950,634         17,951  13,096,957  (13,771,561)    (656,653)
               ==========        =======  ==========  ============   =========

The accompanying notes are an integral part of the financial statements.



International Thermal Packaging, Inc.
A Development-Stage Enterprise)

Notes to Financial Statements

January 31, 2001 and January 31, 2000

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

These financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon management obtaining the necessary funding to operate the business, and to successfully complete a working prototype, gain necessary government approvals for its products, establishment of successful commercial products, develop marketing channels and ultimate product acceptance in the marketplace. The Company has an accumulated deficit of $ 13,771,561 and no established product or marketing channels.
The Company also has negative working capital of $ 833,254 at January
31, 2001. These factors raise a substantial doubt about the Company being able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

d.   Property and Equipment

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 10 years. As of January 31, 2001 and 2000 the Company's fixed assets were comprised of the following:

                                            2001            2000

           Computers                $      22,573       $  12,019
           Office Equipment                10,795           8,754
           Office Furniture                 3,632               -
                                           ------         -------
           Total Cost                      37,000          20,773
             Less accumulated
             depreciation                  12,607           6,102
                                          -------         -------
            Net fixed assets        $      24,393       $  14,671
                                          =======         =======


e.   Patents

Patent costs are amortized using the straight-line method over the life of the patents, not to exceed 17 years. Due to the current financial position of the Company there is no assurance as to full recovery of the patent costs.

f.   Revenue Recognition

Initial License fees received are deferred and amortized over the life of the respective Agreements not to exceed 20 years. In the year ended January 31, 2001 and 2000, all amounts provided for under the FUTECH agreement have been fully reserved. See note 5(b) for additional information related to the FUTECH Corp. License Agreement.

g.   Per Share Information

The per share information included in the accompanying statements of operations considers the effects of all shares of common stock issued (net of rescissions and cancellations) since inception on February 7, 1986. The impact of the common stock equivalents (Note 9) was excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.

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

l.  Other Comprehensive Income

The Company has no Other Comprehensive Income.


3.  Income Taxes

There was no statuary Federal tax expense for the fiscal years ended January 31, 2001 and 2000 since the Company had net losses for each of these two years. At January 31, 2001 and 2000, the Company has net operating loss carryforwards for federal income tax and financial reporting purposes of approximately $ 11,862,000 and $ 10,101,000, and for state income tax reporting purposes $ 7,438,000 and $ 8,121,000. The net operating loss carryforwards expire in various years from fiscal 2007 through 2020.
The statutory rate for Federal income tax will be reduced to zero by utilization of loss carryforwards.

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


ii. During the fiscal year ended January 31, 2001 the Company offered and sold approximately 1,788,082 shares of common stock at between $ 1.00 and $ 2.50 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated August 1, 1998. The Company received approximately $ 3,222,219 from the sale of these shares, net of issuance costs.

During the fiscal year ended January 31, 2000 the Company offered and sold approximately 2,897,886 shares of common stock at between $ 1.00 and $ 2.50 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM") dated August 1, 1998. The Company received approximately $ 2,460,268 from the sale of these shares, net of issuance costs


Discrepancies exist between disclosures contained in the PPM and these financial statements including but not limited to; use of proceeds, offering costs and commissions, note receivable - real estate, executive compensation limits, comprehensive insurance coverage, number of employees, payroll tax liabilities and the now ineffective FUTECH agreement.

The Company previously had retained counsel to evaluate these discrepancies. Counsel believes compulsory rescission to be remote.

The financial statements contain no adjustments that may result from the rescission of the sale of any of these securities.


iii. Effective February 15, 1999 the Company cancelled 2,588,883 previously issued shares for lack of consideration, and in some cases, other irregularties. The Board of Directors met on the above date and ratified this cancellation.


iv. A summary of common stock transactions since inception is as follows:

                       Shares       Price         Cash         Compensation
                                    Range Per     Received     and other
                                    Share         Net          Expense (D)

Balance at
 inception
 February 7, 1986)            -      $    -     $       -       $      -
                     ----------                 ---------       --------
Common stock issued:
  Unrelated
    investors       3,837,553(B)  $.25-$1.75    2,142,495              -
  Management
    and others      3,272,500(A)  $.001-$.33        3,272        324,375
                    ---------                    --------        -------
Balance,
  January 31, 1989   7,110,053                  2,145,767        324,375
                    ----------                  ---------       --------
Common stock
 issued:
  Unrelated
    Investors          590,190    $.50-$1.75      621,715              -
  Management
     and others      1,270,000    $.001-$.34        1,270        429,583
                    ----------                  ---------        -------
                     1,860,190                     622,985       429,583
                    ----------                  ----------       --------
Balance,
  January 31, 1990   8,970,243                   2,768,752       753,958
                   ----------                   ----------    ----------

Common stock
 issued:
  Unrelated
    Investors       1,795,714     $.23-$1.75     1,377,737             -
  Management
    and others      1,995,200(C)  $.001-$.10         1,995       199,520
                    ---------                    ---------       -------
                    3,790,914                    1,379,732       199,520
                   ----------                    ---------       -------
Balance,
  January 31, 1991 12,761,157                    4,148,484       953,478
                   ----------                   ----------      --------
Common stock
 issued:
  Unrelated
    investors, net
    of repurchases     263,511    $.80-$1.75       332,084             -
  Management
    and others         684,522(E) $.00-$0.10             -        68,453
                     ---------                   ---------     ---------
                       948,033                     332,084        68,453
                    ----------                  ----------     ---------
Balance,
 January 31, 1992   13,709,190                  $4,480,568    $1,021,931
                    ----------                  ----------    ----------
 Common stock
  issued:
    Unrelated
    investors
                     2,144,359         $1.00     1,929,922             -
                     ---------                   ---------    ----------
Balance,
 January 31, 1999   15,853,549                  $6,410,490    $1,021,931
                    ----------                  ----------    ----------
 Common stock
  Issued:
   Unrelated
   Investors         2,589,586         $ 1.00    1,766,593              -

 Unrelated
   Investors           308,300         $ 2.50      693,675              -
 Common stock
   Cancelled        (2,588,883)                        -              -
                   -----------                 ----------        --------
Balance,
 January 31, 2000   16,162,552                 $8,870,758       $1,021,931
                   -----------                  ---------       ----------

Common stock issued:
 Unrelated investors   607,082      $ 1.00        534,474                -
 Unrelated investors    55,000      $ 2.00         99,000                -
 Unrelated investors 1,126,000      $ 2.50      2,588,744                -
                     ---------                  ---------        --------
Balance,
 January 31, 2001    17,950,634               $12,092,976       $1,021,931
                     ==========               ===========        =========


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

Consideration for this Agreement was five million dollars payable as follows:

     * $100,000 (which has been credited against license and technical assistance fees)
     * $150,000 due upon exercise of option (already paid)
     * $1,187,500 no later than October 1, 1999
     * $1,187,500 no later than October 1, 2000
     * $1,187,500 no later than October 1, 2001
     * $1,187,500 no later than October 1, 2002

The five million dollars license fee was non-refundable. However, if the Agreement was deemed to be invalid, unenforceable or otherwise inoperable by any court or administrative body, in FUTECH's sole discretion the Agreement could be terminated and the Company was to be obligated to return that portion of the License and Technical Assistance Fee which, at the time of the termination, has been paid to the Company in cash, as opposed to credits in accordance with the Agreement. As of January 31, 2001 no such cash had been received.

In addition to the license fee above, Licensee was required to pay royalties of 1 cent ($.01) per unit for cooling beverages containers and 4.75% of the selling price for heating products or 50% of the total royalty received by FUTECH, depending on the sublicensee. The royalty rate was to be adjusted annually for inflation according to the US Government Los Angeles Consumer Price Index (CPI) up to five decimal place for the preceding calendar year. The CPI increase was not to exceed 150% over the term of the Agreement.

As of January 31, 2000, the Licensee advanced $ 365,946 in the form of credits to the Company which is reflected as a reduction of the Licensee Fee Receivable. A majority of the advances were payments made on behalf of ITP for research and development. FUTECH made payments directly to research laboratories for the Company and ITP would record research and development expense and reduce the License Fee Receivable.

The Company came to the conclusion in the quarter ended January 31, 2000 that since FUTECH has not provided for the necessary consideration for the license, nor has Licensee made any scheduled royalty payments, the License Agreement is null and void. As a result, all License Fee Revenue and Receivable amounts under the Agreement were reserved for in the financial statements for the quarter ended January 31, 2000. In the quarter ended January 31, 2001 the Company came to the conclusion that the Company would not be receiving any further services from FUTECH and therefore all License Fee Revenue and Receivable amounts have been written off and all amounts reserved for in the January 31, 2000 financial statements have been reversed.


c.  Operating Leases

The Company rents office space in Glendale, California under a month to month lease requiring monthly payments of $ 1,750. Total rent expense for all operating leases for the years ended January 31, 2001 and 2000 were $ 21,624 and $ 20,680.

d. Payroll Taxes

The Company failed to make federal and state payroll tax deposits totaling $ 212,651 through October 1992. Penalties and interest totaling $ 422,639 and $ 377,639 were accrued through January 31, 2001 and 2000, respectively, and are reflected in the total outstanding liability of $ 635,290 and $ 590,290.

The Company has had discussions with Internal Revenue Service and State of California to pay off the outstanding balances, which total $ 635,290 at January 31, 2001. The Company has not paid any of these outstanding amounts as of the date of this report.


6.  Related-Party Transaction

Certain management and directors of the Company had assigned all patent rights to the Company in exchange for three percent of all license and related royalty fee consideration received by the Company. Currently only one of these agreements is still in effect. It is with Dennis Thomas, President of the Company. For the years ended January 31, 2001 and 2000, no royalties were accrued. Previously accrued royalties were $15,575 at January 31, 1998 and officer advances for the year ended January 31, 1999 in the amount of $15,575 were used to offset a portion of the balance of accrued royalties.


Additionally, the Company advanced certain officers a total of $ 20,000 and $ 46,137 during the fiscal years ended January 31, 2001 and 2000, respectively. It is uncertain whether the Company intends to pursue collection of these advances, and the amounts may subsequently be reclassified as compensation expenses. These amounts are included in Officers Advances on the accompanying balance sheet, and are fully reserved for in the quarter ended January 31, 2001 and 2000.



7. Concentration of Credit Risk

Previously approximately 100% of the Company's potential sources of revenue from license fees and royalties were from its Licensee FUTECH Corp. Additionally, approximately 100% of the Company's receivables were from FUTECH as well. Management had determined that there was no potential for loss due to the credit risk as of January 31, 1999. However in the quarter ended and as of January 31,2000 all licensee fee receivable and deferred revenue amounts have been fully reserved for. See note 5(b) for additional information related to the FUTECH Corp. License Agreement.

Additionally, at various times throughout the year, the Company maintained cash balances with financial institutions in excess of FDIC limits.


8. Notes Receivable

In February 1999, the Company loaned $ 725,000 to CRT Company, a New Jersey corporation. The note required interest at 10% per annum and matured on April 30, 1999. The Company received an assignment of a partnership interest held by CRT as security for the note. The Partnership, Delran Associates, L.L.C., holds as its primary asset, undeveloped land appraised at $ 4,000,000, located in New Jersey. Delran has a contract to sell part of the land to Trafalgar Associates for residential development. During fiscal year ended January 31, 2000 the Partnership was expected to either receive sufficient payments from Trafalgar Associates or obtain refinancing and repay the loan in one payment to include all principal and accrued interest. Because of the delinquency of the note, and due to the uncertainty of the timing of the refinance and/or sale, and the fact that CRT held a minority interest in the Partnership, the Company has engaged New Jersey legal counsel, which has filed legal action on the Company's behalf. This note was fully reserved for in the quarter ended January 31, 2000, although the Company intends to continue to vigorously pursue this action. There have been no changes too the amount reserved since January 31, 2000.

In April 1999, ITP advanced $ 50,000 to CH Technologies for its purchase of a Canadian license from FUTECH Corp., the Company's former worldwide Licensee. CH Technologies executed a note for this amount, and the note matures when ITP delivers a working prototype to FUTECH. Due to the current state of the FUTECH Agreement, this amount has been fully reserved for in the quarter ended of January 31, 2000. There have been no changes too the amount reserved since January 31, 2000.

The Company advanced $ 190,000 in October and November 1999 to Richard Barkley. Barkley received these as advance payments for purchase of a water company, Oxy-Tech. This company was to be acquired as a demonstration company for ITP's self-chilling technology. A dispute arose as to the purchase price for Oxy-Tech and the Company refused to advance further funds. The Company has not made a decision as to whether they will take any action with regards to the advances and, as a result, the full amount has been reserved as uncollectible at January 31, 2000. In the quarter ended January 31, 2001 the Company came to the conclusion that due to the dispute that arose, the Company would not recover any of the funds advanced to Richard Barkley and does not intend to take any action against Richard Barkley. Therefore the receivable was written off and the amount reserved for this receivable was reversed.


9.  Stock Options

a. On July 15, 1998 the board of directors approved the Company's Stock Option Plan with authorization to grant options to purchase up to 2,750,000 shares of the Company's common stock. Of the total options granted 2,250,000 shares were granted to employees of the Company. Following is a list of the options granted to the employees:

             Employee                        Number of Shares

               Dennis Brown              1,000,000
               Dennis Thomas             1,000,000
               Hans Schiedner              250,000
                                         ---------
                       Total             2,250,000
                                         =========

The board also granted stock options to Lance Kerr, the Company's outside attorney, for 500,000 shares. All of these options entitle the holders to purchase one share of common sock at a price of $0.70 per share beginning on July 15, 1999, one year after grant date. The Options are valid for a period of five years and expire on July 15, 2003.

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



c. On November 13, 2000, the board of directors agreed to grant stock options to former directors of the Company to purchase up to 400,000 shares of the Company's common stock. These former directors had previously rendered services to the Company subject to the understanding that compensation for their services would be fairly and reasonably negotiated at a future date. On November 13, 2000, the board of directors agreed to fully compensate these former directors for their services by granting them options to purchase common stock of the Company. Following is a list of the options granted to the former directors:

       Former              Number
         Directors                     of Shares

       Richard Kahle100,000
       Joseph Caprio100,000
       Holbert Burns100,000
       William Gray 100,000

       Total        400,000

Caprio and Burns have agreed to accept these options as full compensation for their services. All of these options entitle the holders to purchase one share of common stock at a price of $1.75 per share. The options are not exercisable until at least six months after grant date. The options may not be exercised until one of the following events has occurred:

mmon stock of the Company has been publicly trading for at least five trading days, and has traded at a price of at least $5.00 per share.

The Company has received income from operations of at least $2.5 million per quarter for four consecutive quarters.

These options expire three years from date of grant.

No compensation expense has been recorded for the options granted. There is no financial statement effect for the options granted since the Company had a loss in each of the prior two fiscal years and any earnings per share adjustment would be antidilutive.


10.  General and Administrative Expenses

   The components of general and administrative expenses for the two fiscal years ended January 31, 2001 and 2000 were as follows:

                                              2001              2000

    Depreciation and amortization      $    29,046       $    26,456
    Marketing and trade shows              415,438           454,264
    Officers' compensation                 448,469           233,000
    Office expenses                        274,672           179,613
    Professional fees                      514,425           719,339
    Travel expense                         364,272           323,969
    Deferred license fees                 (365,946)                0
                                           -------           -------
              Total                    $ 1,680,556        $1,936,641
                                        ==========         =========

11. Subsequent Events

a.   Subsequent to January 31, 2001 and through the period ended
June 15, 2001, the Company offered up to 2,358,536 and sold approximately 508,560 shares of its common stock at up to $ 5.00 per share, to unrelated investors in reliance upon certain exemptions provided by the Securities Act of 1933, as amended, and the securities laws of the various states wherein the purchasers of such shares reside, through a Private Placement Memorandum ("PPM,") dated February 15, 2000. The Company received approximately $ 1,380,000 from the sale of these shares, net of issuance costs.






ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There is no disagreement with any prior accountant. We engaged our current accountants in 1998.


PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

     Name                     Age           Position

  Dennis L. Thomas            57         Director, President, CEO and
                                            Chairman of the Board

  Dennis L. Brown             56         Director, Chief Financial
                                            Officer and Treasurer

Background information concerning the Officers and Directors is as follows:


  Dennis L. Thomas, the President and Chief Executive
Officer of our company, was a founder of the Company and has been employed by the Company from 1986 to 1992, and from 1997 to the present. From 1993 to 1996, Mr. Thomas was a self-employed business consultant. Before founding the Company, Mr. Thomas was the President of Commercial Laundry Sales from 1976 to 1984. Before working for Commercial Laundry Sales, Mr. Thomas was a sales Engineer with Wascomat of America from 1970 to 1976. Before his tenure there he was a development engineer for the Chrysler Corporation from 1963 to 1969. Mr. Thomas attended the Detroit College of Business for two years. While working for Chrysler Corporation, Mr. Thomas attended the Chrysler Engineering School. Mr. Thomas was runner up in California for Inc. Magazines 1990 Entrepreneur of the year award, having been nominated by Merrill Lynch of New York.


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


ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth certain information concerning the remuneration paid by our company for the fiscal year ended January 31, 2001. Only the following persons may be considered to have received annual remuneration of more than $60,000.00.





                                   FY 2001 Annual    Long Term
                                   Compensation      Compensation
                                                     Options


Name and Principal Position

Dennis L. Thomas
President and Chief
Executive Officer                 $    139,659          2,000,000 shares(A)

Dennis L. Brown
Chief Financial
Officer and Treasurer             $     141,489          350,000 shares(A)


(A) Options granted to purchase the number of shares shown at the price of $ .10 per share at any time prior to May 1, 2



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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

There have been no 8-K filings during the past year. Under
Item 8 are audited financial statements for the Company as of January 31, 2001.

Exhibits:

     23.1  Consent of Jay Shapiro, C.P.A.













            CONSENT OF INDEPENDENT ACCOUNTANT

                  [letterhead]

            JAY J. SHAPIRO, C.P.A.
            A Professional Corporation

            16501 Ventura Boulevard
                  Suite 650
            Encino, California 91436
              Tel: (818) 990-4204
              Fax: (828) 990-4944


August 8, 2002


We consent to the inclusion in Form 10-K of International
Thermal Packaging, Inc. of our report dated August 16, 2000, on the January 31, 2001, and January 31, 2000, financial statements of International Thermal Packaging, Inc.


/s/ Jay J. Shapiro
Jay J. Shapiro, C.P.A.
a professional corporation





SIGNATURE

In accordance with Section 12 of the Securities Exchange
Act of 1934, we caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL THERMAL PACKAGING, INC.



Dated:        8/12/2002



By:      /s/ Dennis L. Thomas

Dennis L. Thomas, President, Director and Chief
Executive Officer


Dated:      8/12/2002



By:      /s/ Dennis Brown

Dennis Brown, Chief Financial Officer and Director